Form 10-Q
period 1993-12-31
RAYCHEM CORP
filed 1994-02-14
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-15299


                              RAYCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                 94-1369731
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

 300 Constitution Drive, Menlo Park, CA                  94025-1164
(Address of principal executive offices)                 (Zip code)


                                 (415) 361-3333
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X        NO
                                  -----         -----

As of February 8, 1994 the registrant had outstanding 42,732,047 shares of Common Stock, $1.00 par value.

                              RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                                       Page Number
                                                                                       -----------
PART I. FINANCIAL INFORMATION

           Item 1:  Financial Information

             Consolidated Condensed Statements of Income -
             Three and Six Months Ended December 31, 1993 and 1992                             1

             Consolidated Condensed Balance Sheets -
             December 31, 1993 and June 30, 1993                                               2

             Consolidated Condensed Statements of Cash
             Flows - Six Months Ended December 31, 1993 and 1992                               3

             Notes to Consolidated Condensed Financial
             Statements                                                                      4-6

  Item 2:   Management's Discussion and Analysis                                            7-13
            of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

           Item 1:  Legal Proceedings                                                         14

           Item 4:  Submission of Matters to a Vote of Security Holders                       14

           Item 6:  Exhibits and Reports on Form 8-K                                          14


SIGNATURES                                                                                    15

                              RAYCHEM CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In thousands except share data)

                                  (Unaudited)



                                                   Three Months Ended            Six  Months Ended
                                                       December 31,                 December 31,
                                                  --------------------          -------------------
                                                  1993            1992           1993          1992
                                                  ----            ----           ----          ----
Revenues                                   $   353,835     $   351,958    $   709,267   $   700,597
Cost of goods sold                             187,984         175,064        371,714       353,839
Research and development expense                35,306          31,663         68,920        62,738
Selling, distribution and administrative
      expense                                  119,858         119,954        234,080       231,073
Interest expense, net                            3,345           3,876          6,048         7,921
Other expense, net                               2,611           5,080          5,457         9,885
                                           -----------     -----------    -----------   -----------
Income before income taxes and
     changes in accounting principles            4,731          16,321         23,048        35,141
Provision for income taxes                       3,075          13,057         14,981        28,113
                                           -----------     -----------    -----------   -----------
Income before changes in accounting
     principles                                  1,656           3,264          8,067         7,028
Cumulative effect of changes in
     accounting principles, net of
$0 income taxes                                     -               -              -          1,700
                                           -----------     -----------    -----------   -----------
 Net income                                $     1,656     $     3,264    $     8,067   $     8,728
                                           ===========     ===========    ===========   ===========
Average number of common
    shares and equivalents outstanding      43,171,602      40,885,231     43,065,406    40,590,927
                                           ===========     ===========    ===========   ===========
Earnings per common share:
    Income before changes in
       accounting principles               $      0.04     $      0.08    $      0.19   $      0.18
   Changes in accounting principles                 -               -              -           0.04
                                           -----------     -----------    -----------   -----------
   Net income                              $      0.04     $      0.08    $      0.19   $      0.22
                                           ===========     ===========    ===========   ===========
Dividends per common share                 $      0.08     $      0.08    $      0.16   $      0.16
                                           ===========     ===========    ===========   ===========


See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands except share data)

                                                     (Unaudited)
                                                  December 31, 1993  June 30, 1993
                                                  -----------------  -------------
Assets
Current assets:
  Cash and cash equivalents                         $   83,689         $  133,946
  Accounts receivable, net                             266,269            245,344
  Inventories:
    Raw materials                                      104,175             79,528
    Work in process                                     54,910             49,819
    Finished goods                                      85,943             96,565
                                                    ----------         ----------
  Total inventories                                    245,028            225,912

  Prepaid taxes                                         58,741             58,450
  Other current assets                                  48,997             51,767
                                                    ----------         ----------
Total current assets                                   702,724            715,419

Property, plant and equipment                        1,045,317          1,021,344
   Less accumulated depreciation and amortization      539,193            519,531
                                                    ----------        -----------
Net property, plant and equipment                      506,124            501,813
Other assets                                           114,716            115,038
                                                    ----------         ----------
Total assets                                        $1,323,564         $1,332,270
                                                    ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks                            $   19,929         $   38,557
  Accounts payable                                      64,079             66,301
  Other accrued liabilities                            164,228            181,534
  Income taxes                                          26,948             25,052
  Current maturities of long-term debt                   3,900              3,152
                                                    ----------         ----------
Total current liabilities                              279,084            314,596

Long-term debt                                         246,977            233,853
Deferred income taxes                                   26,203             29,481
Other long-term liabilities                             69,407             62,398
Minority interest                                        4,225              2,438
Stockholders' equity:
  Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none         -                  -
  Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 42,456,870 and 41,874,773 shares,
      respectively                                      42,457             41,875
  Additional contributed capital                       338,569            321,512
  Retained earnings                                    333,150            331,850
  Currency translation                                 (15,805)            (5,100)
  Notes receivable from sale of stock                     (703)              (633)
                                                    ----------         ----------
Total stockholders' equity                             697,668            689,504
                                                    ----------         ----------
Total liabilities and stockholders' equity          $1,323,564         $1,332,270
                                                    ==========         ==========

See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six Months ended December 31 (in thousands)                   1993          1992
                                                              ----          ----
Cash flows from operating activities:
  Net income                                              $  8,067      $  8,728
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

      Payments for restructuring and divestitures           (3,696)      (10,400)
      Changes in accounting principles                         -          (1,700)
      Depreciation and amortization                         38,975        38,244
      Deferred income tax                                        3           721
      Changes in certain assets and liabilities, net of
        effects from restructuring and divestitures:
          Accounts receivable                              (26,665)       15,986
          Inventories                                      (23,309)       (9,164)
          Accounts payable and accrued liabilities         (10,779)       (8,928)
          Income taxes                                      (1,612)      (11,118)
          Other assets and liabilities                       4,838          (606)
                                                          --------      --------
Net cash provided by (used in) operating activities        (14,178)       21,763
                                                          --------      --------
Cash flows from investing activities:
  Investment in property, plant and equipment              (51,288)      (35,534)
  Disposition of property, plant and equipment               7,735         2,197
                                                          --------      --------
Net cash used in investing activities                      (43,553)      (33,337)
                                                          --------      --------
Cash flows from financing activities:
  Net proceeds from (payment of) short-term debt           (16,419)        5,540
  Proceeds from long-term debt                              15,880             -
  Payments of long-term debt                                  (839)       (1,142)
  Common Stock issued under employee
      benefits plans                                        17,639        20,703
  Repayments of stockholder notes receivable                   160         2,437
  Cash dividends                                            (6,767)       (6,495)
                                                          --------      --------
Net cash provided by financing activities                    9,654        21,043
                                                          --------      --------
Effect of exchange rate changes on cash
  and cash equivalents                                      (2,180)       (3,803)
                                                          --------      --------
Increase (decrease) in cash and cash equivalents           (50,257)        5,666
Cash and cash equivalents at beginning
  of period                                                133,946       148,862
                                                          --------      --------
Cash and cash equivalents at end of period                $ 83,689      $154,528
                                                          ========      ========

Supplemental Disclosures:

Cash paid for:
      Interest (net of amounts capitalized)               $  7,211      $ 13,191
      Income taxes                                          15,088        41,718

See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1993 and 1992, the financial position as of December 31, 1993 and the cash flows for the six months ended December 31, 1993 and 1992. The June 30, 1993 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993. Certain prior-period amounts have been reclassified to conform with the fiscal 1994 financial statement presentation.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                                                                In thousands
                                                  ----------------------------------------------------------------------
                                                          Three Months Ended                    Six Months Ended
                                                             December 31,                         December 31,
                                                  -----------------------------------    -------------------------------
                                                      1993                 1992               1993              1992
                                                  --------------      ---------------    --------------     ------------
Revenues
- --------
             Electronics                          $     127,476           $ 124,369      $     254,080          $ 242,418
             Industrial                                 108,611             119,072            221,349            235,010
             Telecommunications                         109,201             105,358            224,535            219,344
             Raynet                                       8,547               3,159              9,303              3,825
                                                  -------------           ---------      -------------          ---------
                Total revenues                    $     353,835           $ 351,958      $     709,267          $ 700,597
                                                  =============           =========      =============          =========

Operating income (loss)
- -----------------------
             Electronics                          $      21,026            $ 16,743      $      46,624          $  27,693
             Industrial                                  16,246              27,152             37,911             54,335
             Telecommunications                          23,047              20,431             50,141             49,254
             Raynet                                     (28,964)            (21,342)           (57,553)           (44,026)
             Corporate                                  (20,668)            (17,707)           (42,570)           (34,309)
                                                  -------------            --------      -------------          ---------
Total operating income                            $      10,687            $ 25,277      $      34,553          $  52,947
                                                  =============            ========      =============          =========

REVENUES

Effective in the third quarter of 1993, the company reclassified royalty and license income from "other expense, net" to "revenues." Prior period amounts have been reclassified to conform with this presentation. The following table summarizes total revenues:

                                                                                 In thousands
                                                  -----------------------------------------------------------------------
                                                          Three Months Ended                         Six Months Ended
                                                             December 31,                               December 31,
                                                  ---------------------------------           ---------------------------
                                                      1993                   1992               1993              1992
                                                  -------------           ---------           --------          ---------
Revenues
- --------
             Product sales                        $     352,904           $ 349,477           $708,049          $ 698,025
             Other revenue                                  931               2,481              1,218              2,572
                                                  -------------           ---------           --------          ---------
                Total revenues                    $     353,835            $351,958           $709,267          $ 700,597
                                                  =============           =========           ========          =========

CHANGES IN ACCOUNTING PRINCIPLES

The company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106), effective as of July 1, 1992. This statement requires accrual accounting for all postretirement benefits other than pensions. In the third quarter of 1993, the company elected, effective July 1, 1992, to immediately recognize the transition obligation as the cumulative effect of a change in accounting principle, resulting in a decrease to net income of $2.3 million, or $0.06 per share.

Effective July 1, 1992 the company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of this standard changed the company's method of accounting for income taxes from the deferred method to an asset and liability method. The standard was adopted on a prospective basis in the third quarter of 1993. The cumulative effect of adopting the standard was a $4.0 million, or $0.10 per share, increase in net income.

RECENT ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." The statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. The statement must be adopted in the first quarter of 1995. The company has not yet fully determined the impact of adoption on the company's results of operations or financial condition.

INCOME TAXES

On August 10, 1993 the U.S. federal corporate income tax rate was increased to 35% from 34%, effective January 1, 1993. The effect of this income tax rate change was to increase the company's gross deferred tax assets by $5 million and to correspondingly increase the valuation allowance by approximately $5 million.

LONG-TERM DEBT

In December 1992 the company entered into a three-year interest rate swap agreement which effectively converted $100 million of notional principal amount from a fixed rate to a floating rate. Under the agreement, which matures on December 8, 1995, the company makes payments to a counter party at variable rates based on LIBOR, reset every six months, and in return receives payments based on a fixed rate of 5.715%. The LIBOR rate for the period from June 8, 1993 to December 8, 1993 was 3.4375% which reduced interest expense in the period by $1.2 million. On December 8, 1993, the company terminated the swap agreement. The termination resulted in a gain of $2.7 million which has been deferred and will be amortized over the remaining life of the hedged debt. Of this amount, $0.1 million of the gain was recognized through December 31, 1993 as a reduction of interest expense.

CONTINGENCIES

The company has been named, among others, as a potentially responsible party ("PRP") in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At most of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for clean-up costs at these sites. At the only site where the company's alleged involvement exceeds that of a de minimis generator, there are numerous, large PRPs which already have undertaken clean-up work. As a result, the company believes that it is highly unlikely that it will be held responsible for the total clean-up costs. The company believes its liability, if any, will not be material to the company. The company has also been notified by a state environmental agency that it may be required to investigate the need for remedial work at one of its manufacturing sites. The company currently is conducting such investigations on a voluntary basis.

Additionally, the company and its subsidiaries have been named as defendants in lawsuits arising from an environmental cost recovery matter and various commercial matters, including product liability. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products.

Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

SUBSEQUENT EVENTS

On January 18, 1994 the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on March 9, 1994 to stockholders of record as of February 9, 1994.

                              RAYCHEM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The company reported second quarter 1994 net income of $2 million, or $0.04 per share, versus net income of $3 million, or $0.08 per share, in the second quarter of 1993. Revenues of $354 million increased 6% from the year-ago quarter on a constant currency basis. For the six months ended December 31, 1993, net income was $8 million, or $0.19 per share, compared to net income of $9 million, or $0.22 per share, for the same period in the prior year. Revenues for the six-month period ended December 31, 1993, increased 9% on a constant currency basis to $709 million. In the third quarter of 1993, the company adopted, effective July 1, 1992, Statements of Financial Accounting Standards Nos. 106 and 109. The cumulative effect of these accounting changes (a credit of $2 million, or $.04 per share) has been reflected in the restated results for the six months ended December 31, 1992.

Excluding the effect of Raynet, Raychem's pretax income decreased to $35 million in the three months ended December 31,1993, from $39 million a year earlier, in part reflecting adverse currency movements in Europe. The Raynet pretax loss for the quarter was $30 million, compared with a $22 million loss in the previous year's second quarter. Raynet's results included a $2 million severance provision reflecting a restructuring and work force reduction of approximately 80 people throughout the organization, roughly 10% of Raynet's employment.

The company's estimated annual effective tax rate was 65% compared to 80% in the prior-year period. The lower tax rate resulted primarily from an anticipated reduction of losses to be generated by U.S. operations in 1994.

A tentative ruling has been entered in Raychem's favor for $9 million in its action against the company's insurers arising out of the settlement of a class action securities suit in December 1991. No benefit has been recognized in the second quarter 1994 financial results because the matter is subject to further judicial proceedings.

The following discussion of the results of operations is presented based on the company's business segments--electronics, industrial, and telecommunications--(which along with the corporate groups are referred to collectively as the "core business") and Raynet Corporation, which was established as a separate subsidiary in calendar 1987 to commercialize certain fiber-optic technology for the telecommunications and cable television markets. This discussion is supplemented with condensed consolidating financial statements included on pages 11 through 13.

CORE BUSINESS OPERATIONS

Core business revenues for the second quarter of 1994 decreased to $345 million from $349 million in the prior-year period. Revenue growth was 4% on a constant currency basis. Revenues for the six months ended December 31, 1993, were $700 million compared to $697 million in the comparable prior-year period, a constant currency increase of 8%.

Revenues in the electronics business segment were $127 million for the three months ended December 31, 1993, representing a 5% increase in constant currency terms over the prior-year quarter. Increased sales of PolySwitch were partially offset by reduced shipments of Wire and Cable and Thermofit products. Operating income grew to $21 million from $17 million a year ago reflecting increased sales volume and reduced operating expenses which more than offset a slight decline in gross profit percentage. Revenues for the six months ended
December 31, 1993, were $254 million compared to $242 million in the comparable prior-year period. Operating income in the six months ended December 31, 1993, increased to $47 million from $28 million in the comparable prior year period, in part reflecting increased sales and profitability in the segment's PolySwitch division.

Revenues in the industrial business segment for the three months ended December 31, 1993, were $109 million, a slight reduction on a constant currency basis over the prior-year period. Shipments by the Electrical Products and Ultratec divisions were impacted by the recession in Europe. In addition, shipments of several pipeline projects for the Ultratec division were delayed until the third quarter of 1994. Operating income declined to $16 million from $27 million a year ago in part reflecting lower sales volumes and a decline in gross profit percentage caused by adverse exchange rate movements. Revenues for the six months ended December 31, 1993, were $221 million compared to $235 million in the comparable prior-year period. Operating income was $38 million, $16 million below the comparable prior-year period.

Revenues in the telecommunications business segment for the three months ended December 31, 1993, were $109 million, a 13% increase in constant currency terms over the prior-year quarter. Although sales growth was strong, particularly in Latin America and Asia, new orders declined, primarily in the People's Republic of China. Operating income was $23 million, $3 million above the prior-year period. Gross profit percentage remained essentially unchanged compared with the comparable prior-year period. Revenues for the six months ended December 31, 1993, were $225 million compared to $219 million in the comparable prior-year period. Operating income remained unchanged at approximately $50 million and gross profit percentage declined slightly.

The core business' selling, distribution and administrative expense as a percentage of revenues was 32% for the quarters ended December 31, 1993, and 1992. For the six-month period ended December 31, 1993, such expenses represented 31% of revenues, which is consistent with the comparable period in the prior year.

Other expense, net, for the second quarter of 1994 was $2 million compared to $5 million in the year-ago period. For the six-month period ended December 31, 1993, other expense, net was $5 million compared to $9 million in the comparable prior-year period, in part reflecting reduced foreign currency exchange losses.

Orders exceeded shipments in the industrial segment, were approximately equal to shipments in the electronics segment and were lower than shipments in the telecommunications segment. Overall, orders were below shipments for the core business in the three months ended December 31, 1993.

RAYNET OPERATIONS

Raynet Corporation recorded revenues of $9 million for the three- and six-month periods ended December 31, 1993, compared with $3 and $4 million, respectively,
in the comparable prior year periods.   Raynet's pretax loss for the quarter
was $30 million, compared with a $22 million loss in the previous year's second quarter. For the six months ended December 31, 1993, Raynet's pretax loss increased to $59 million from $46 million in the comparable period of the prior year.

Raynet's second quarter revenues include deliveries to NYNEX and Bezeq of Israel. Product was also shipped to the Deutsche Bundespost Telekom (DBP) in Germany, Korea Telecom, and France Telecom with revenue recognition deferred until formal customer acceptance. The sales value of product shipped to Germany, Korea, and France, but not recognized as revenue, was approximately $15 million at December 31, 1993. The majority of these contract revenues are expected to be recognized in the second half of this fiscal year as the systems covered by contracts are turned up in the field.

Research and development expense increased to $11 million for the quarter ended December 31, 1993, from $9 million in the comparable year-ago quarter. For the six-month period ended December 31, 1993, research and development expense was $22 million compared to $18 million in the prior-year period. Selling, distribution and administrative expense increased to $10 million for the quarter ended December 31, 1993, from $8 million in the second quarter of the prior year. For the six-month period, selling, distribution, and administrative expense increased to $19 million from $17 million in the year-ago period. The increase is due primarily to restructuring charges.

OUTLOOK

The company is cautious about the remainder of 1994 due to continued sluggishness in the economies of Europe and Japan, and slow growth in many of the company's markets in the United States. Overall, the company believes that there will be modest sales growth in 1994.

On February 10, 1994, the company announced its expectation that the 1994 loss from Raynet will be somewhat more than the loss incurred in 1993. The projected higher loss is attributed to delays in revenue recognition for the DBP OPAL
'93 project in Germany, restructuring charges, and slower than anticipated business development in other markets. This is expected to result in both higher U.S. losses and a significantly higher estimated annual effective tax rate than previously anticipated. Accordingly, the third quarter's results are expected to include an incremental tax provision to raise the company's estimated annual effective tax rate.

Recent alliances of telecommunications, cable television, and media businesses have created considerable uncertainty regarding communications technologies to be deployed in the United States and other regions of the world, as well as the timing of these deployments. The decisions regarding these technologies and the timing of deployment may have a material effect on Raynet's and Raychem's future revenues and profitability.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED

Debt exceeded cash by $187 million at December 31, 1993, compared to $142 million at June 30, 1993. The $45 million increase in debt net of cash reflects increased cash needs at Raynet and capital expenditures in the core business partially offset by cash flow from core business operations.

At December 31, 1993, the company had $84 million in cash and cash equivalents, $315 million in committed credit facilities (of which $4 million was utilized) and approximately $158 million in various uncommitted credit facilities (of which $40 million was utilized).

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all of the company's needs for working capital, normal capital expenditures, and anticipated dividends. The cash requirements for Raynet will be determined as the business develops, and alternative methods of financing may be considered.

CORE BUSINESS

Net cash provided by operating activities increased to $55 million for the first half of 1994 from $48 million for the corresponding period of 1993. This increase resulted from decreased income tax payments, reduced spending on restructuring and divestitures, and proceeds from the termination of the interest rate swap agreement. Inventory, as measured by the number of days of inventory on hand, improved to 114 days for the second quarter compared to 121 days for the year-ago period. Receivables, as measured by the number of billing days outstanding, increased slightly to 61 days at December 31, 1993, compared to 60 days at December 31, 1992.

Capital expenditures of $46 million increased $14 million in the first half of 1994 compared to the prior-year period, mainly due to higher spending for a new PolySwitch manufacturing plant in Japan, increased PolySwitch capacity in Menlo Park, and for new manufacturing equipment at the company's telecommunications facility in North Carolina. The company received $4 million from the sale of a building in the United States.

RAYNET

Net cash used in operating activities at Raynet increased to $69 million for the six months ended December 31, 1993, as compared to $26 million in the corresponding prior-year period. The higher cash outflow for the six-month period was primarily due to inventory builds in anticipation of future shipments, greater loss from operations, and higher receivables from increased sales. Cash flow in the year-ago period benefited from the collection of an $12 million development contract receivable from DBP.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Operations
(in thousands)

                                                       THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                              -------------------------------------------------------------
                                               CORE BUSINESS              RAYNET             CONSOLIDATED
                                              ----------------        ---------------      ----------------
                                              1993        1992        1993       1992      1993        1992
                                              ----        ----        ----       ----      ----        ----
      Revenues                             $  345,288  $  348,799 $    8,547  $    3,159  $  353,835  $  351,958
      Cost of goods sold                      171,651     167,971     16,333       7,093     187,984     175,064
      Research and development expense         24,118      22,683     11,188       8,980      35,306      31,663
      Selling, distribution and
        administrative expense                109,868     111,526      9,990       8,428     119,858     119,954

      Interest expense, net                     2,597       3,141        748         735       3,345       3,876
      Other expense, net                        2,357       4,843        254         237       2,611       5,080
                                           ----------  ---------- ----------  ----------  ----------  ----------
      Income (loss) before income taxes        34,697      38,635    (29,966)    (22,314)      4,731      16,321
      Provision for income taxes                3,073      13,010          2          47       3,075      13,057
                                           ----------  ---------- ----------  ----------  ----------  ----------
      Net income (loss)                    $   31,624  $   25,625 $  (29,968) $  (22,361) $    1,656  $    3,264
                                           ==========  ========== ==========  ==========  ==========  ==========


                                                            SIX MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                               ------------------------------------------------------------
                                                CORE BUSINESS            RAYNET              CONSOLIDATED
                                               ---------------      ----------------        ---------------
                                               1993        1992      1993       1992        1993       1992
                                               ----        ----      ----       ----        ----       ----
      Revenues                             $  699,964  $  696,772 $    9,303  $    3,825  $  709,267  $  700,597
      Cost of goods sold                      345,969     341,062     25,745      12,777     371,714     353,839
      Research and development expense         47,212      44,436     21,708      18,302      68,920      62,738
      Selling, distribution and
           administrative expense             214,677     214,301     19,403      16,772     234,080     231,073
      Interest expense, net                     4,558       6,473      1,490       1,448       6,048       7,921
      Other expense, net                        5,127       9,359        330         526       5,457       9,885
                                           ----------  ---------- ----------  ----------  ----------  ----------
      Income (loss) before income taxes and
           changes in accounting principles    82,421      81,141    (59,373)    (46,000)     23,048      35,141
      Provision for income taxes               14,948      28,022         33          91      14,981      28,113
                                           ----------  ---------- ----------  ----------  ----------  ----------
      Income (loss) before changes in
           accounting principles               67,473      53,119    (59,406)    (46,091)      8,067       7,028
      Cumulative effect of changes in
           accounting principles, net of
           $0 income taxes                        -         1,700        -           -           -         1,700
                                           ----------  ---------- ----------  ----------  ----------  ----------
      Net income (loss)                    $   67,473  $   54,819 $  (59,406) $  (46,091) $    8,067  $    8,728
                                           ==========  ========== ==========  ==========  ==========  ==========

                                      11

RAYCHEM CORPORATION
Condensed Consolidating Balance Sheets
(in thousands)

                                          Core Business             Raynet              Consolidated*
                                     ----------------------  ---------------------   ---------------------
                                     (Unaudited)             (Unaudited)             (Unaudited)
                                       12/31/93     6/30/93    12/31/93    6/30/93     12/31/93    6/30/93
                                       --------     -------    --------    -------     --------    -------
ASSETS
    Current assets
     Cash and cash equivalents        $   77,232  $   116,115  $   6,457 $    17,831  $    83,689 $  133,946
     Accounts receivable, net            245,353      237,492     20,916       7,852      266,269    245,344
     Inventories                         212,430      215,301     32,598      10,611      245,028    225,912
     Other current assets                103,652      107,377      4,086       2,840      107,738    110,217
                                      ----------  -----------  --------- -----------  ----------- ----------
    Total current assets                 638,667      676,285     64,057      39,134      702,724    715,419
                                      ----------  -----------  --------- -----------  ----------- ----------

     Net property, plant and equipment   478,188      474,544     27,936      27,269      506,124    501,813
     Investment in Raynet                 40,194       36,264        -           -           -          -
     Other assets                        100,388      101,811     14,328      13,227      114,716    115,038
                                      ----------  -----------  --------- -----------  ----------- ----------
Total assets                          $1,257,437  $ 1,288,904  $ 106,321 $    79,630  $ 1,323,564 $1,332,270

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
     Notes payable to banks           $   16,769  $    38,557  $   3,160 $     -      $    19,929 $   38,557
     Intercompany accounts
          payable (receivable)           (17,262)     (11,372)    17,262      11,372         -          -
     Accounts payable                     39,012       56,170     25,067      10,131       64,079     66,301
     Other current liabilities           174,438      187,875     20,638      21,863      195,076    209,738
                                      ----------  -----------  --------- -----------  ----------- ----------
    Total current liabilities            212,957      271,230     66,127      43,366      279,084    314,596
                                      ----------  -----------  --------- -----------  ----------- ----------

    Long-term debt                       246,977      233,853       -           -         246,977    233,853
    Other long-term liabilities           95,610       91,879       -           -          95,610     91,879
    Minority interest                      4,225        2,438       -           -           4,225      2,438

    Stockholders' equity                 697,668      689,504     40,194      36,264      697,668    689,504
                                      ----------  -----------  --------- -----------  ----------- ----------
Total liabilities and
    stockholders' equity              $1,257,437  $ 1,288,904  $ 106,321 $    79,630  $ 1,323,564 $1,332,270
                                      ==========  ===========  ========= ===========  =========== ==========


  *  Consolidated balances reflecteliminations of intercompany transactions.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                                  SIX MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                                          -----------------------------------------------------------
                                                           CORE BUSINESS            RAYNET             CONSOLIDATED
                                                          ---------------       --------------        ---------------
                                                          1993       1992       1993      1992         1993      1992
                                                          ----       ----       ----      ----         ----      ----
  Net cash provided by (used in) operating activities   $ 55,139   $ 48,030  $ (69,317)  $ (26,267)  $ (14,178)  $ 21,763
                                                        --------   --------  ---------   ---------   ---------   --------
  Cash flows from investing activities:
          Investment in property, plant and equipment    (45,895)   (31,452)    (5,393)     (4,082)    (51,288)   (35,534)
          Disposition of property, plant and equipment     7,735      2,197         -           -        7,735      2,197
                                                        --------   --------  ---------   ---------   ---------   --------
  Net cash used in investing activities                  (38,160)   (29,255)    (5,393)     (4,082)    (43,553)   (33,337)
                                                        --------   --------  ---------   ---------   ---------   --------
  Cash flows from financing activities:
          Proceeds from (payment of) debt                 (1,378)     4,398         -           -       (1,378)     4,398
          Proceeds from (payment of) intercompany loans  (48,962)   (29,715)    48,962      29,715          -         -
          Common Stock issued under employee benefit
             plans                                        17,639     20,703         -           -       17,639     20,703
          Repayments of stockholder notes receivable         160      2,437         -           -          160      2,437
          Cash dividends                                  (6,767)    (6,495)        -           -       (6,767)    (6,495)
                                                        --------   --------  ---------   ---------   ---------   --------
  Net cash provided by (used in) financing activities    (39,308)    (8,672)    48,962      29,715       9,654     21,043
                                                        --------   --------  ---------   ---------   ---------   --------
  Effect of exchange rate changes on cash and cash
          equivalents                                     (2,131)    (3,844)       (49)         41      (2,180)    (3,803)
                                                        --------   --------  ---------   ---------   ---------   --------

  Increase (decrease) in cash and cash equivalents      $(24,460)   $ 6,259  $ (25,797)  $    (593)  $ (50,257)  $  5,666
                                                        ========    =======  =========   =========   =========   ========

                              RAYCHEM CORPORATION
                          PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

A tentative ruling has been entered in the company's favor for $9 million in its action against the company's insurers arising out of the settlement of a class action securities suit on December 16, 1991. The matter is subject to further judicial proceedings before final judgment is rendered by the United States District Court. The company disclosed information about this lawsuit in its annual report on Form 10-K for the year ended June 30, 1993.

On December 23, 1993, the company and Thomas and Betts Corporation settled all claims and counterclaims in the company's lawsuit for patent infringement filed in the United States District Court, Northern District of California on August 25, 1992. The settlement is subject to court approval and entry of consent judgment. The company disclosed information about this lawsuit in its annual report on Form 10-K for the year ended June 30, 1993.

On November 30, 1993, the company filed a complaint in the United States District Court, Northern District of California, against PSI Telecommunications, Inc. for patent infringement. On January 21, 1994, PSI Telecommunications, Inc. answered the complaint and filed a counterclaim against the company for declaratory judgment that the patent is invalid and not infringed, and amended its complaint and counterclaim on February 4, 1994. No monetary damages have been alleged. The company believes the counterclaim is without merit.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 1993, the company held its Annual Meeting of the Stockholders. In addition to electing directors and ratifying the designation of independent accountants for 1994, the stockholders approved (by a vote of 26,197,487 in favor, 4,433,590 opposed and 211,823 abstentions) amendments to the company's Amended and Restated 1984 Employee Stock Purchase Plan and 1985 Supplemental Employee Stock Purchase Plan to increase by 700,000 shares the aggregate number of shares issuable under the two plans.

The stockholders approved (by a vote of 19,361,928 in favor, 11,013,126 opposed and 218,866 abstentions) an amendment to the 1990 Incentive Plan to increase by 1,700,000 shares the aggregate number of shares issuable under the plan. The stockholders also approved (by a vote of 32,414,117 in favor, 1,638,434 opposed and 268,636 abstentions) an amendment to the Directors Stock Option Plan to eliminate the cumulative limit on the number of options granted under the plan.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Index to Exhibits
                          None.

             (b)     Reports on Form 8-K
                          None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        RAYCHEM CORPORATION
                                                            (Registrant)


Date:    February 11, 1994                              /s/ RAYMOND J. SIMS
                                                          Raymond J. Sims
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)


                                                     /s/  DEIDRA D. BARSOTTI
                                                        Deidra D. Barsotti
                                                        Vice President and
                                                       Corporate Controller
                                                  (Principal Accounting Officer)