Form 10-Q
period 1994-03-31
RAYCHEM CORP
filed 1994-05-16
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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


                                 (415) 361-4180
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---

As of April 28, 1994 the registrant had outstanding 42,758,672 shares of Common Stock, $1.00 par value.

                              RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                                Page Number
                                                                                -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

    Consolidated Condensed Statements of Income -
    Three and Nine Months Ended March 31, 1994 and 1993                              1

    Consolidated Condensed Balance Sheets -
    March 31, 1994 and June 30, 1993                                                 2

    Consolidated Condensed Statements of Cash
    Flows - Nine Months Ended March 31, 1994 and 1993                                3

    Notes to Consolidated Condensed Financial
    Statements                                                                     4-6

  Item 2:   Management's Discussion and Analysis                                   7-14
            of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                                        15

  Item 6:  Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                          16

                              RAYCHEM CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                  (UNAUDITED)


                                   Three Months Ended             Nine Months Ended
                                         March 31,                     March 31,
                               ---------------------------     --------------------------
                                   1994            1993            1994          1993
                               -----------    ------------     -----------   ------------
Revenues                       $   361,278     $   324,042     $ 1,070,545    $ 1,024,639
Cost of goods sold                 195,509         168,289         567,223        522,128
Research and development
  expense                           31,757          33,190         100,677         95,928
Selling, distribution
  and administrative
  expense                          122,507         117,236         356,587        348,309
Interest expense, net                3,215           3,161           9,263         11,082
Other expense (income),
  net                                  895             (63)          6,352          9,822
                               -----------     -----------     -----------    -----------
Income before income
  taxes and changes in
  accounting principles              7,395           2,229          30,443         37,370

Provision for income taxes           6,329           1,783          21,310         29,896
                               -----------     -----------     -----------    -----------
Income before changes in
  accounting principles              1,066             446           9,133          7,474

Cumulative effect of
  changes in accounting
  principles, net of
  $0 income taxes                     -               -               -            1,700
                               -----------     -----------     -----------    -----------
 Net income                    $     1,066     $       446     $     9,133    $     9,174
                               ===========     ===========     ===========    ===========
Average number of
  common shares and
  equivalents outstanding       43,438,898      41,455,423      43,188,841     40,883,377
                               ===========     ===========     ===========    ===========
Earnings per common
  share:
    Income before changes
      in accounting
      principles               $      0.02      $     0.01     $      0.21    $      0.18
   Changes in accounting
      principles                       -               -               -             0.04
                               -----------      ----------     -----------    -----------
    Net income                 $      0.02      $     0.01     $      0.21    $      0.22
                               ===========      ==========     ===========    ===========

Dividends per common
  share                        $      0.08      $     0.08     $      0.24    $      0.24
                               ===========      ==========     ===========    ===========



See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    MARCH 31, 1994   JUNE 30, 1993
                                                                    --------------   -------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  114,280      $  133,946
  Accounts receivable, net                                               276,480         245,344
  Inventories:
    Raw materials                                                        100,802          79,528
    Work in process                                                       48,351          49,819
    Finished goods                                                       101,549          96,565
                                                                      ----------      ----------
  Total inventories                                                      250,702         225,912

  Prepaid taxes                                                           40,941          58,450
  Other current assets                                                    56,152          51,767
                                                                      ----------      ----------
Total current assets                                                     738,555         715,419

Property, plant and equipment                                          1,072,148       1,021,344
   Less accumulated depreciation and amortization                        556,549         519,531
                                                                      ----------      ----------
Net property, plant and equipment                                        515,599         501,813
Other assets                                                             116,383         115,038
                                                                      ----------      ----------
Total assets                                                          $1,370,537      $1,332,270
                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                                            $   28,884      $   38,557
    Accounts payable                                                      69,589          66,301
    Other accrued liabilities                                            179,129         181,534
    Income taxes                                                          23,034          25,052
    Current maturities of long-term debt                                   3,874           3,152
                                                                      ----------      ----------
Total current liabilities                                                304,510         314,596

Long-term debt                                                           249,007         233,853
Deferred income taxes                                                     27,252          29,481
Other long-term liabilities                                               70,536          62,398
Minority interest                                                          4,294           2,438
Stockholders' equity:
  Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                           -               -
  Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 42,753,384 and 41,874,773 shares, respectively              42,753          41,875
  Additional contributed capital                                         347,460         321,512
  Retained earnings                                                      330,798         331,850
  Currency translation                                                    (5,370)         (5,100)
  Notes receivable from sale of stock                                       (703)           (633)
                                                                      ----------      ----------
Total stockholders' equity                                               714,938         689,504
                                                                      ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,370,537      $1,332,270
                                                                      ==========      ==========

    See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


NINE MONTHS ENDED MARCH 31 (IN THOUSANDS)                     1994        1993
- - -----------------------------------------                   --------    --------
Cash flows from operating activities:
  Net income                                                $  9,133    $  9,174
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Payments for restructuring and divestitures             (4,106)    (15,263)
      Changes in accounting principles                           -        (1,700)
      Depreciation and amortization                           61,113      57,788
      Deferred income taxes                                      199       1,268
      Gain on sale of investment                                 -        (2,590)
      Net loss (gain) on disposal of property, plant and
       equipment                                                  59         (96)
      Changes in certain assets and liabilities, net of
        effects from restructuring and divestitures and
        changes in accounting principles:
          Accounts receivable                                (35,048)     13,039
          Inventories                                        (27,902)    (18,259)
          Accounts payable and accrued liabilities            10,469      16,743
          Income taxes                                        13,308     (32,072)
          Other assets and liabilities                        (6,143)      6,488
                                                            --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     21,082      34,520
                                                            --------    --------
Cash flows from investing activities:
  Investment in property, plant and equipment                (73,524)    (56,506)
  Disposition of property, plant and equipment                 7,297       4,234
  Sale of investment                                             -         2,685
                                                            --------    --------
NET CASH USED IN INVESTING ACTIVITIES                        (66,227)    (49,587)
                                                            --------    --------
Cash flows from financing activities:
  Net proceeds from (payment of) short-term debt              (5,454)     15,727
  Proceeds from long-term debt                                17,022       4,010
  Payments of long-term debt                                  (1,755)     (1,602)
  Common Stock issued under employee
      benefits plans                                          26,826      25,074
  Repayments of stockholder notes receivable                     162       2,546
  Cash dividends                                             (10,185)     (9,809)
                                                            --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     26,616      35,946
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     --------    --------
  AND CASH EQUIVALENTS                                        (1,137)     (7,069)
                                                            --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (19,666)     13,810
Cash and cash equivalents at beginning
  of period                                                  133,946     148,862
                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $114,280    $162,672
                                                            ========    ========
SUPPLEMENTAL DISCLOSURES:

Cash paid for:
      Interest (net of amounts capitalized)                 $ 17,714    $ 24,340
      Income taxes                                            27,828      55,385

See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1994 and 1993, the financial position as of March 31, 1994, and the cash flows for the nine months ended March 31, 1994 and 1993. The June 30, 1993 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                    Three Months Ended           Nine Months Ended
                                         March 31,                    March 31,
                                  ----------------------      -------------------------
                                    1994          1993           1994           1993
                                  --------      --------      ----------     ----------
                                                     In thousands
Revenues
- - --------
    Electronics                   $130,384      $123,559      $  384,464     $  365,977
    Industrial                     114,903        98,576         336,252        333,586
    Telecommunications             101,762       100,557         326,297        319,901
    Raynet                          14,229         1,350          23,532          5,175
                                  --------      --------      ----------     ----------
        Total revenues            $361,278      $324,042      $1,070,545     $1,024,639
                                  ========      ========      ==========     ==========

Operating income (loss)
- - -----------------------
    Electronics                   $ 19,416      $ 15,833      $   66,040     $   43,526
    Industrial                      20,502        10,466          58,413         64,801
    Telecommunications              16,759        22,007          66,900         71,261
    Raynet                         (23,350)      (23,307)        (80,903)       (67,333)
    Corporate                      (21,822)      (19,672)        (64,392)       (53,981)
                                  --------      --------      ----------     ----------
        Total operating income    $ 11,505      $  5,327      $   46,058     $   58,274
                                  ========      ========      ==========     ==========


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

Effective July 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of this standard changed the company's method of accounting for income taxes from the deferred method to an asset and liability method. The standard was adopted on a prospective basis in the third quarter of 1993. The cumulative effect of adopting the standard was a $4.0 million, or $0.10 per share, increase in net income.

RECENT ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." The statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. The statement must be adopted in the first quarter of fiscal 1995. The company has not yet fully determined the impact of adoption on the company's results of operations or financial condition.

INCOME TAXES

On August 10, 1993, the U.S. federal corporate income tax rate was increased to 35% from 34%, effective January 1, 1993. The effect of this income tax rate change was to increase the company's gross deferred tax assets by $5 million and to correspondingly increase the valuation allowance by approximately $5 million.

LONG-TERM DEBT

In December 1992, the company entered into a three-year interest rate swap agreement which effectively converted $100 million of notional principal amount from a fixed rate to a floating rate. Under the agreement, which was to mature on December 8, 1995, the company made payments to a counter party at variable rates based on LIBOR, reset every six months, and in return received payments based on a fixed rate of 5.715%. The LIBOR rate for the period from December 8, 1992, to June 7, 1993, was 3.875%, and the LIBOR rate for the period from June 8, 1993, to December 8, 1993, was 3.4375%. The effect of the swap agreement was to reduce interest expense in fiscal 1993 by $1.1 million and in fiscal 1994 by $1 million. On December 8, 1993, the company terminated the swap agreement. The termination resulted in a gain of $2.7 million which has been deferred and will be amortized over the remaining life of the hedged debt. For the three- and nine-month periods ended March 31, 1994, $0.3 million and $0.4 million, respectively, of the gain was recognized as a reduction of interest expense.

CONTINGENCIES

The company has been named, among others, as a potentially responsible party ("PRP") in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At most of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for clean-up costs at these sites. At the only site where the company's alleged involvement exceeds that of a de minimis generator, there are numerous, large PRPs which already have undertaken clean-up work. As a result, the company believes that it is highly unlikely that it will be held responsible for the total clean-up costs. Management believes its liability, if any, will not be material to the company. The company has also been notified by a state environmental agency that it may be required to investigate the need for remedial work at one of its manufacturing sites. The company currently is conducting such investigation on a voluntary basis.

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

SUBSEQUENT EVENTS

On April 15, 1994, the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on June 8, 1994, to stockholders of record as of May 11, 1994.

On May 3, 1994, the company undertook certain strategic initiatives affecting its telecommunications business segment. Among the principal actions planned is a rationalization of the segment's European manufacturing operations which will reduce headcount by an estimated 160 employees. The total cost of these initiatives is expected to be approximately $6 million.

On May 16, 1994, the company announced that Morgan Stanley & Co., Incorporated was retained to assist it in evaluating a full range of strategic alternatives for Raynet, including partnership, ownership and other options.

                              RAYCHEM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The company reported third quarter 1994 net income of $1 million, or $0.02 per share, versus net income of $0.4 million, or $0.01 per share, in the third quarter of 1993. Revenues of $361 million represented an increase of 14% from the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). Net income was $9 million for each of the nine-month periods ended March 31, 1994 and 1993, or $0.21 and $0.22 per share, respectively. Revenues for the nine-month period ended March 31, 1994, increased 10% over the prior-year period on a constant currency basis to $1.071 billion. In the third quarter of 1993, the company adopted, effective July 1, 1992, Statements of Financial Accounting Standards Nos. 106 and 109. The cumulative effect of these accounting changes (a net credit of $2 million, or $.04 per share) has been reflected in the restated results for the nine months ended March 31, 1993.

Excluding the effect of Raynet and unusual transactions, Raychem's "ongoing" pretax income increased to $31 million in the three months ended March 31,1994, from $30 million in the year-ago quarter. Pretax income for the year-ago quarter included a $3 million gain on the sale of a portion of the company's equity investment in Mitek Surgical Products, Inc., $5 million of licensing income for medical technology, and $11 million in plant closing and severance costs. In addition to these items, pretax income for the nine months ended March 31, 1993, included $3 million in severance costs related to streamlining of the company's electronics business segment and licensing income of $1 million for liquid crystal technology.

Raychem's results are summarized as follows:

PRETAX INCOME (LOSS) BEFORE CHANGES IN           Three Months Ended       Nine Months Ended
ACCOUNTING PRINCIPLES                                 March 31,               March 31,
(in millions)                                     1994         1993        1994       1993
                                                  ----         ----        ----       ----
Core business:
         "Ongoing" pretax income                  $ 31         $ 30        $113       $112
         One-time license fees                       -            5           -          6
         Gain on sale of Mitek stock                 -            3           -          3
         Other charges, primarily severance          -          (12)          -        (14)
                                                  ----         ----        ----       ----
Core business pretax income                         31           26         113        107
Raynet pretax loss                                 (24)         (24)        (83)       (70)
                                                  ----         ----        ----       ----
Consolidated                                      $  7         $  2        $ 30       $ 37
                                                  ====         ====        ====       ====


The tax provision for the third quarter of 1994 was $6 million, approximately $1 million of which was an adjustment to increase the company's estimated annual effective tax rate from 65% in the previous quarter to 70% (compared to 80% in the prior year). The higher tax rate resulted from higher than anticipated Raynet losses to be incurred in fiscal 1994.

The following discussion of the results of operations is presented based on the company's business segments--electronics, industrial, and telecommunications--(which, along with the corporate groups, are referred to collectively as the "core business") and Raynet Corporation, which was established as a separate subsidiary in calendar 1987 to commercialize certain fiber-optic technology for the telecommunications and cable television markets. This discussion is supplemented with condensed consolidating financial statements included on pages 12 through 14.

CORE BUSINESS OPERATIONS

Core business revenues for the third quarter of 1994 increased to $347 million from $323 million in the prior-year period. Revenue growth was 10% on a constant currency basis. Revenues for the nine months ended March 31, 1994, were $1.047 billion compared to $1.019 billion in the comparable prior-year period, a constant currency increase of 9%.

Revenues in the electronics business segment were $130 million for the three months ended March 31, 1994, representing an 8% increase in constant currency terms over the prior-year quarter. Increased sales of PolySwitch and Elo TouchSystems (formerly Elographics) products accounted for most of the increase. Revenues were substantially up across all divisions in Asia. Revenues in the third quarter of 1993 included a one-time license fee of $5 million. Operating income for the third quarter grew to $19 million from $16 million a year ago, in part reflecting increased sales and improved profitability arising from a more favorable product mix and improved manufacturing yields in the segment's PolySwitch division. Operating income in the third quarter of 1993 included $6 million in plant closing and severance costs, in addition to the $5 million of licensing revenue. Revenues for the nine months ended March 31, 1994, were $384 million compared to $366 million in the comparable prior-year period, primarily due to growth in PolySwitch sales. Operating income in the nine months ended March 31, 1994, increased to $66 million from $44 million in the comparable prior-year period, reflecting increased profitability in the PolySwitch and Thermofit divisions.

Revenues in the industrial business segment for the three months ended March 31, 1994, were $115 million, a 21% constant currency increase over the prior-year quarter. Shipments were strong in all divisions of the segment, with Ultratec accounting for nearly half of the increase. The unusually harsh winter conditions in North America resulted in strong sales growth for the Chemelex division. Operating income increased to $21 million from $10 million in the third quarter of 1993 due to higher sales volumes and improved gross profit percentage. Operating income in the third quarter of 1993 included $5 million in plant rationalization and relocation charges. Revenues for the nine months ended March 31, 1994, were $336 million compared to $334 million in the comparable prior-year period, reflecting constant currency growth across all divisions. Operating income was $58 million for the nine months, down from $65 million in the comparable prior-year period due to higher operating expenses.

Revenues in the telecommunications business segment for the three months ended March 31, 1994, were $102 million, a 6% increase in constant currency terms over the prior-year quarter. Strong sales growth in the United Kingdom, Spain and the Middle East was moderated by declines in the United States and Asia. Operating income was $17 million in the third quarter of 1994, down from $22 million in the prior-year period reflecting lower gross profit due primarily to currency movements. Revenues for the nine months ended March 31, 1994, increased to $326 million compared to $320 million in the prior-year period, reflecting primarily growth in Latin America. Operating income for the nine months declined from $71 million to $67 million due to a lower gross profit percentage resulting from adverse currency movements.

The core business' selling, distribution and administrative expense as a percentage of revenues was 33% for the quarter ended March 31, 1994, as compared to 34% in the prior year quarter, but was unchanged if severance charges in the prior period were excluded. For the nine-month period ended March 31, 1994, such expenses represented 31% of revenues, a slight decrease from 32% in the comparable prior-year period.

Other expense, net, for the third quarter of 1994 was $1 million higher compared to the year-ago period. A gain of $3 million on the sale of a portion of the company's equity investment in Mitek Surgical Products, Inc. was included in the 1993 other expense, net. For the nine-month period ended March 31, 1994, other expense, net, was $3 million lower than the prior-year period which included significant exchange losses in the People's Republic of China.

Orders exceeded shipments in the telecommunications segment, were approximately equal to shipments in the electronics segment, and were lower than shipments in the industrial segment. Overall, orders were above shipments for the core business in the three months ended March 31, 1994.

RAYNET OPERATIONS

Raynet Corporation recorded revenues of $14 million and $24 million, respectively, for the three- and nine-month periods ended March 31, 1994, compared with $1 million and $5 million, respectively, in the comparable
prior-year periods.   Raynet's pretax loss for the quarter was $24 million,
unchanged from the previous year's third quarter. For the nine months ended March 31, 1994, Raynet's pretax loss increased to $83 million from $70 million in the comparable period of the prior year. The higher loss is primarily due to software amortization and a lower gross profit margin resulting from inventory write-offs and higher costs associated with increased volume and anticipated future shipments.

Research and development expense declined to $9 million for the quarter ended March 31, 1994, from $12 million in the comparable year-ago quarter due to savings resulting from last quarter's restructuring actions and generally lower discretionary spending in the quarter. For each of the nine-month periods ended March 31, 1994 and 1993, research and development expense was $30 million.

Selling, distribution and administrative expense increased to $9 million for the quarter ended March 31, 1994, from $8 million in the third quarter of the prior year. For the nine-month period ended March 31, 1994, selling, distribution and administrative expense increased to $28 million from $25 million in the comparable year-ago period, due to higher international sales and marketing spending and $1 million of the severance provision booked in the second quarter of 1994.

Orders were less than revenues for the three months ended March 31, 1994. The sales value of product shipped, but not recognized as revenue, was approximately $20 million at the end of the third quarter of 1994.

OUTLOOK

Though orders appear to be firming in some European markets, Raychem is cautious about the overall recovery in Europe as well as slow growth in some of the company's markets in the United States. Overall, the company believes that there will be moderate revenue growth in the fiscal year.

The telecommunications business segment anticipates the implementation of strategic initiatives in the fourth quarter of 1994 which should strengthen future performance within the segment. Among the principal actions planned is the rationalization of the segment's European manufacturing operations affecting an estimated 160 employees. The total cost of these initiatives is expected to be approximately $6 million.

Recent alliances of telecommunications, cable television, and media businesses (and subsequent decisions by certain alliance partners not to proceed) have created considerable uncertainty regarding communications technologies to be deployed in the United States and other regions of the world, as well as the timing of these deployments. Decisions by these businesses regarding these technologies and the timing of deployment may have a material effect on Raynet's and Raychem's future revenues and profitability.

On May 16, 1994, the company announced that Morgan Stanley & Co., Incorporated was retained to assist it in evaluating a full range of strategic alternatives for Raynet, including partnership, ownership and other options.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED

Debt exceeded cash by $167 million at March 31, 1994, compared to $142 million at June 30, 1993. The $25 million increase in debt net of cash reflects increased cash needs at Raynet and capital expenditures in the core business partially offset by cash flow from core business operations.

At March 31, 1994, the company had $114 million in cash and cash equivalents, $315 million in committed credit facilities (of which $3 million was utilized) and approximately $161 million in various uncommitted credit facilities (of which $40 million was utilized).

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

CORE BUSINESS

Net cash provided by operating activities increased to $115 million for the first nine months of 1994 from $77 million for the corresponding period of 1993. This increase resulted from higher net income, decreased income tax payments, and reduced spending on restructuring and divestitures, partially offset by changes in certain assets and liabilities. Inventory, as measured by the number of days of inventory on hand, improved to 114 days for the third quarter of 1994 compared to 119 days for the year-ago period. Receivables, as measured by the number of billing days outstanding, increased to 65 days at March 31, 1994 as compared to 60 days at March 31, 1993 due to changes in receivables mix and collection patterns among certain countries where customary payment terms are protracted.

Capital expenditures of $66 million increased $15 million in the first nine months of 1994 compared to the prior-year period, mainly due to higher spending for a new PolySwitch manufacturing plant in Japan, investment in equipment to increase PolySwitch capacity in Menlo Park, and new manufacturing equipment at the company's telecommunications facility in North Carolina. In the first quarter of 1994, the company received $4 million from the sale of a building in the United States.

RAYNET

Net cash used in operating activities at Raynet increased to $101 million for the nine months ended March 31, 1994, as compared to $48 million in the corresponding prior-year period. The higher cash outflow for the nine-month period was primarily due to inventory builds in anticipation of future shipments, increase in accounts receivable, and higher net loss from operations.

                             RAYCHEM CORPORATION
              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                     THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                        ---------------------------------------------------------------
                                           CORE BUSINESS           RAYNET               CONSOLIDATED
                                        ------------------    ------------------     ------------------
                                          1994      1993        1994      1993         1994     1993
                                        --------  --------    --------  --------     --------  --------
Revenues                                $347,049  $322,692    $ 14,229  $  1,350     $361,278  $324,042
Cost of goods sold                       175,386   163,740      20,123     4,549      195,509   168,289
Research and development expense          22,972    21,224       8,785    11,966       31,757    33,190
Selling, distribution and
  administrative expense                 113,836   109,094       8,671     8,142      122,507   117,236
Interest expense, net                      2,533     2,323         682       838        3,215     3,161
Other expense (income), net                1,087        17        (192)      (80)         895       (63)
                                        --------  --------    --------  --------     --------  --------
Income (loss) before income taxes         31,235    26,294     (23,840)  (24,065)       7,395     2,229
Provision for income taxes                 6,244     1,741          85        42        6,329     1,783
                                        --------  --------    --------  --------     --------  --------
Net income (loss)                       $ 24,991  $ 24,553    $(23,925) $(24,107)    $  1,066  $    446
                                        ========  ========    ========  ========     ========  ========


                                                         NINE MONTHS ENDED MARCH 31 (UNAUDITED)
                                        -----------------------------------------------------------------------
                                              CORE BUSINESS              RAYNET               CONSOLIDATED
                                        ----------------------     ------------------     ---------------------
                                           1994        1993          1994      1993          1994       1993
                                        ----------  ----------     --------  --------     ---------- ----------
Revenues                                $1,047,013  $1,019,464     $ 23,532  $  5,175     $1,070,545 $1,024,639
Cost of goods sold                         521,355     504,802       45,868    17,326        567,223    522,128
Research and development expense            70,184      65,660       30,493    30,268        100,677     95,928
Selling, distribution and
  administrative expense                   328,513     323,395       28,074    24,914        356,587    348,309
Interest expense, net                        7,091       8,796        2,172     2,286          9,263     11,082
Other expense, net                           6,214       9,376          138       446          6,352      9,822
                                        ----------  ----------     --------  --------     ---------- ----------
Income (loss) before income taxes and
  changes in accounting principles         113,656     107,435      (83,213)  (70,065)        30,443     37,370
Provision for income taxes                  21,192      29,763          118       133         21,310     29,896
                                        ----------  ----------     --------  --------     ---------- ----------
Income (loss) before changes in
  accounting principles                     92,464      77,672      (83,331)  (70,198)         9,133      7,474
Cumulative effect of changes in
  accounting principles, net of
  $0 income taxes                              -         1,700           -        -              -        1,700
                                        ----------  ----------     --------  --------     ---------- ----------
Net income (loss)                       $   92,464  $   79,372     $(83,331) $(70,198)    $    9,133 $    9,174
                                        ==========  ==========     ========  ========     ========== ==========

                             RAYCHEM CORPORATION
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                               (IN THOUSANDS)

                                            CORE BUSINESS                  RAYNET                 CONSOLIDATED*
                                      -----------------------      --------------------      -----------------------
                                      (Unaudited)                  (Unaudited)               (Unaudited)
                                        3/31/94     6/30/93          3/31/94    6/30/93        3/31/94     6/30/93
                                      -----------  ----------      -----------  -------      -----------  ----------
ASSETS
  Current assets:
    Cash and cash equivalents         $  106,601   $  116,115       $  7,679    $17,831      $  114,280   $  133,946
    Accounts receivable, net             262,849      237,492         13,631      7,852         276,480      245,344
    Inventories                          216,150      215,301         34,552     10,611         250,702      225,912
    Other current assets                  92,026      107,377          5,067      2,840          97,093      110,217
                                      ----------   ----------       --------    -------      ----------   ----------
  Total current assets                   677,626      676,285         60,929     39,134         738,555      715,419
                                      ----------   ----------       --------    -------      ----------   ----------
  Net property, plant and equipment      487,980      474,544         27,619     27,269         515,599      501,813
  Investment in Raynet                    44,292       36,264            -          -               -            -
  Other assets                           103,499      101,811         12,884     13,227         116,383      115,038
                                      ----------   ----------       --------    -------      ----------   ----------
  Total assets                        $1,313,397   $1,288,904       $101,432    $79,630      $1,370,537   $1,332,270
                                      ==========   ==========       ========    =======      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable to banks            $   26,561     $ 38,557       $  2,323    $   -        $   28,884   $   38,557
    Intercompany accounts
      payable (receivable)               (13,101)     (11,372)        13,101     11,372             -            -
    Accounts payable                      53,062       56,170         16,527     10,131          69,589       66,301
    Other current liabilities            180,848      187,875         25,189     21,863         206,037      209,738
                                      ----------   ----------       --------    -------      ----------   ----------
  Total current liabilities              247,370      271,230         57,140     43,366         304,510      314,596
                                      ----------   ----------       --------    -------      ----------   ----------
  Long-term debt                         249,007      233,853            -          -           249,007      233,853
  Other long-term liabilities             97,788       91,879            -          -            97,788       91,879
  Minority interest                        4,294        2,438            -          -             4,294        2,438

  Stockholders' equity                   714,938      689,504         44,292     36,264         714,938      689,504
                                      ----------   ----------       --------    -------      ----------   ----------
  Total liabilities and
    stockholders' equity              $1,313,397   $1,288,904       $101,432    $79,630      $1,370,537   $1,332,270
                                      ==========   ==========       ========    =======      ==========   ==========


   * Consolidated balances reflect eliminations of intercompany transactions.

                             RAYCHEM CORPORATION
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                       NINE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                        ----------------------------------------------------------------------
                                                           CORE BUSINESS              RAYNET                 CONSOLIDATED
                                                        --------------------    --------------------     ---------------------
                                                          1994        1993        1994        1993         1994         1993
                                                        --------    --------    --------    --------     --------     --------
 Net cash provided by (used in) operating
   activities                                           $114,882    $ 76,799    $(93,800)   $(42,279)    $ 21,082     $ 34,520
                                                        --------    --------    --------    --------     --------     --------
 Cash flows from investing activities:
   Investment in property, plant and
     equipment                                           (65,996)    (50,700)     (7,528)     (5,806)     (73,524)    (56,506)
   Disposition of property, plant and equipment            7,297       4,234         -           -          7,297       4,234
   Sale of investment                                        -         2,685         -           -            -         2,685
                                                        --------    --------    --------    --------     --------    --------
 Net cash used in investing activities                   (58,699)    (43,781)     (7,528)     (5,806)     (66,227)    (49,587)
                                                        --------    --------    --------    --------     --------    --------
 Cash flows from financing activities:
   Proceeds from (payment of) debt                         9,813      18,135         -           -          9,813      18,135
   Proceeds from (payment of) intercompany loans         (76,632)    (49,213)     76,632      49,213          -          -
   Common Stock issued under employee benefits plans      26,826      25,074         -           -         26,826      25,074
   Repayments of stockholder notes receivable                162       2,546         -           -            162       2,546
   Cash dividends                                        (10,185)     (9,809)        -           -        (10,185)     (9,809)
                                                        --------    --------    --------    --------     --------    --------
 Net cash provided by (used in) financing activities     (50,016)    (13,267)     76,632      49,213       26,616      35,946
                                                        --------    --------    --------    --------     --------    --------
 Effect of exchange rate changes on cash and cash
    equivalents                                           (1,258)     (7,287)        121         218       (1,137)     (7,069)
                                                        --------    --------    --------    --------     --------    --------
 Increase (decrease) in cash and cash equivalents       $  4,909    $ 12,464    $(24,575)   $  1,346     $(19,666)    $13,810
                                                        ========    ========    ========    ========     ========    ========

                              RAYCHEM CORPORATION
                          PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

On March 8, 1994, a judgment was entered in the company's favor in a lawsuit filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, Bow Valley, et. al. v. Saint John Shipbuilding and Raychem. The plaintiffs had alleged claims for damages arising out of a fire on an offshore drilling platform and made allegations attributing the cause and spread of the fire to heat-tracing and cladding products manufactured by the company. The decision has been appealed by the plaintiffs. The company disclosed information about this lawsuit in its annual report on Form 10-K for the year ended June 30, 1993. On November 30, 1993, a Petition by joint venturers of the plaintiffs in the Bow Valley lawsuit making similar claims was filed in the Supreme Court of Newfoundland, Canada, Trial Division and was served on Raychem on March 25, 1994. Raychem will seek dismissal of this lawsuit based on the ruling in the Bow Valley lawsuit. A New Brunswick lawsuit filed by Saint John Shipbuilding against Raychem Canada, Ltd. arising out of the same incident has been stayed by prior agreement of the parties.

On May 4, 1994, the United States District Court for the Northern District of California entered an Order Granting Summary Adjudication on Certain Issues and Continuing Motion As to Other Issues in the matter Raychem Corporation v. Federal Insurance Company. The company disclosed information about this lawsuit in its annual report on Form 10-K for the year ended June 30, 1993 and in its quarterly report on Form 10-Q for the quarter ended December 31, 1993. The Order finds in Raychem's favor that the indemnification of officers and directors for settlement payments and defense costs was "permitted by law," that any "allocation" for coverage purposes between the corporation and the officers and directors is improper, that the officers and directors were acting in their official capacities insofar as the acts alleged to have occurred; further, that although Federal has raised no genuine issue of material fact to the contrary, Federal may conduct discovery over a six month period on whether Raychem's indemnification of the officers and directors was in good faith and whether settlement payments and defense costs were for matters insurable under the law. Raychem was also granted the right to re-notice its motion for partial summary judgment after six months.

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



                                        RAYCHEM CORPORATION
                                           (Registrant)


Date:    May 16, 1994                         /s/  RAYMOND J. SIMS
                                        --------------------------------
                                                Raymond J. Sims
                                         Senior Vice President and Chief
                                               Financial Officer
                                          (Principal Financial Officer)


                                            /s/  DEIDRA D. BARSOTTI
                                        -------------------------------
                                               Deidra D. Barsotti
                                               Vice President and
                                              Corporate Controller
                                         (Principal Accounting Officer)