Form 10-K
period 1994-06-30
RAYCHEM CORP
filed 1994-09-28
CIK 82206

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)
     /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                COMMISSION FILE NUMBER 2-15299

                              RAYCHEM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        94-1369731
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
                                                                   94025-1164
            300 CONSTITUTION DRIVE                                 (ZIP CODE)
                MENLO PARK, CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 361-4180

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
- -----------------------------------------------  -----------------------------------------------
          Common Stock, $1 par value                         New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of August 23, 1994, (based on the closing sale price as reported on the New York Stock Exchange on such date) was $1,729,105,997.

     Number of shares of Common Stock outstanding as of August 23, 1994:
43,344,332

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1994

Part III: Portions of the Proxy Statement dated September 21, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Raychem Corporation, founded in 1957, is a broadly based materials science company serving both domestic and international markets. The terms "company" or "Raychem" mean Raychem Corporation and its consolidated subsidiaries.

     The company develops, manufactures, and sells a variety of high-performance products used by customers in the aerospace, automotive, cable television, commercial electronics, communications, computer, construction, defense, industrial infrastructure, mass transit, medical, and telephone industries. The company's Raynet Corporation subsidiary ("Raynet") delivers fiber-optic distribution systems for voice, video, and data to telecommunications network operators.

     For information regarding restructuring actions, see the Note entitled "Restructuring and Divestitures" and the section entitled "Financial Review" of the company's 1994 Annual Report to Stockholders (the "1994 Annual Report"), which is incorporated herein by reference and is included in this filing as
Exhibit 13.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company's business is organized into four industry segments designated as electronics, industrial, telecommunications (collectively referred to as the "core business"), and Raynet. For financial and other information concerning the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     For information regarding operating results, principal products produced, and industries served by the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13. For information regarding the status of Raynet, see the Note entitled "Raynet" and the section entitled "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

METHODS OF DISTRIBUTION

     The products of the company's industry segments are marketed primarily through Raychem's worldwide sales force as well as through outside distribution channels both within and outside the United States.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Materials required by the company's industry segments in their continuing manufacturing operations, or substitutes for such materials, are generally available from multiple sources worldwide. No significant delays have been experienced by the company in obtaining the materials needed to satisfy its requirements.

PATENTS AND PROPRIETARY INFORMATION

     The company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of June 30, 1994, the company had in force 953 U.S. patents and 3,279 foreign patents, and had pending 285 U.S. patent applications and 2,829 foreign patent applications. Patents held by the company in the aggregate are of material importance in the operation of the company's business. Management, however, does not believe that any single patent, or group of related patents, is essential to the company's business as a whole or to that of any of its industry segments. Additionally, the company owns and uses in its business a substantial body of proprietary information and numerous trademarks.

WORKING CAPITAL

     Information relative to working capital is included in the section entitled "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

CUSTOMERS

     The company's industry segments sell to many customers. Management does not believe that the loss of any one customer would have a materially adverse effect on the business of the company. Approximately 3% of the company's 1994 revenues were specifically identified by Raychem's customers for U.S. Government end use; however, the company believes a number of its distributors made sales for U.S. Government end use which were not reported to it. Additionally, the company made direct sales to the U.S. Government of less than 1%.

BACKLOG

     The company's business is characterized by short lead times and the absence of a significant backlog. The company expects that substantially all of the backlog at June 30, 1994, will be shipped in fiscal 1995.

     Set forth below is the backlog at June 30, 1994 and 1993, for each of the company's industry segments.

                                                         JUNE 30,
                                                      ---------------
                                                      1994       1993
                                                      ----       ----
                                                       (IN MILLIONS)
                        Electronics.................  $129       $120
                        Industrial..................    48         50
                        Telecommunications..........    83        126
                        Raynet......................    15         43
                                                      ----       ----
                                  Total               $275       $339
                                                      ====       ====

GOVERNMENT CONTRACTS

     No material portion of the company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION

     The company's key competitive elements in its core business include: developing products that provide innovative solutions to customers' technical problems; providing high product quality and performance; continually introducing new products as well as improvements to existing products; and providing ongoing customer support.

     While the products of the company's core industry segments are sold in highly competitive markets, the company's total sales are often a small fraction of total sales within the markets in which it operates. Raychem's products compete with those of a large number of companies and divisions within companies that are both larger and smaller than Raychem.

     The company's Raynet subsidiary is engaged in the development, manufacture, and sale of fiber-optic loop optical carrier systems and integrated operations support system software. Raynet's products compete with those of specialized telecommunications companies and affiliates of diversified international corporations that are both larger and smaller than Raychem. The competitive features of Raynet's market include emphasis on product quality, price, and performance in the provision of telecommunications services for the local loop network.

RESEARCH AND DEVELOPMENT

     For financial information on research and development expense, see the sections entitled "Consolidated Statement of Operations" and "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ENVIRONMENTAL REGULATIONS

     For information regarding the effect of environmental regulations on the company, see the section entitled "Financial Review," the Note entitled "Summary of Significant Accounting Policies," and the Note entitled "Contingencies" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     Additional information regarding environmental administrative and judicial proceedings is set forth in Part I of this Form 10-K under the caption "Legal Proceedings."

EMPLOYEES

     As of June 30, 1994, the company employed 10,769 people.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The company's international operations are conducted primarily through wholly owned subsidiaries that are responsible for sales, distribution and, in some cases, research, development, and manufacturing activities. At June 30, 1994, these operations employed approximately 5,537 people representing 51% of the company's total work force.

     The company's principal international operations are located in Western Europe. Although the company's Western European operations are subject to a number of risks, such as changes in foreign currency exchange rates, management believes that they do not involve significantly greater risks than the company's domestic operations. The company also operates in the Middle East, Asia, and Latin America. Although doing business in these parts of the world involves some degree of risk due to greater economic and political uncertainties, management believes that the company's spending and exposure levels are appropriate in the regions in which it conducts business.

     For additional information regarding the company's international and domestic operations and export sales, see the Note entitled "Worldwide Operations" and the section entitled "Financial Review" of the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 2.  PROPERTIES

     The company's principal domestic facilities are located in Menlo Park and Redwood City, California, and in Fuquay-Varina, North Carolina. Additional facilities of significance are located in Belgium, France, Germany, Ireland, Japan, People's Republic of China, and the United Kingdom.

     The company owns and leases a total of 6,779,000 square feet of manufacturing, distribution, research and development, and sales and administrative facilities worldwide.

     The approximate square footage of all property owned and leased by each of the company's industry segments and corporate as of June 30, 1994, is shown in the following table:

                                                                   JUNE 30, 1994
                                         -----------------------------------------------------------------
                                                                 TELECOM-                     CONSOLIDATED
       (SQUARE FEET IN THOUSANDS)        ELECTRONICS INDUSTRIAL MUNICATIONS RAYNET  CORPORATE    TOTAL
- ---------------------------------------------------- ---------- ----------- ------  --------- ------------
Owned property:
  United States..........................      356        158        273       --       992       1,779
  International..........................      731        526        910       --         4       2,171
                                         ----------- ---------- ----------- ------  ---------    ------
          Total owned property...........    1,087        684      1,183       --       996       3,950
                                         ----------- ---------- ----------- ------  ---------    ------
Leased property:
  United States..........................      218        163        346      306       417       1,450
  International..........................      397        441        537        4         0       1,379
                                         ----------- ---------- ----------- ------  ---------    ------
          Total leased property..........      615        604        883      310       417       2,829
                                         ----------- ---------- ----------- ------  ---------    ------
          Total owned and leased
            property.....................    1,702      1,288      2,066      310     1,413       6,779
                                         =========   ========   ==========  =====   ========  ===========

     The company owns approximately 223 acres of land in the United States and 243 acres abroad for a total of 466 acres. Of this total, electronics uses approximately 139 acres; industrial, 79 acres; telecommunications, 188 acres; and corporate, 60 acres.

     The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volumes of business. The company conducts continuing reviews of its facilities under improvement programs aimed at modernization and cost reduction. For information on capital expenditures, see the section entitled "Financial Review" in the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

For information regarding leased properties, see the Note entitled "Commitments" in the 1994 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

  ITEM 3.  LEGAL PROCEEDINGS

     On July 6, 1994, the company and Communications Technology Corporation settled all claims and counterclaims in the company's lawsuit for patent infringement filed in the United States District Court, Northern District of California, on November 2, 1992. The settlement is subject to entry of consent judgment.

     On May 4, 1994, the United States District Court for the Northern District of California entered an Order Granting Summary Adjudication on Certain Issues and Continuing Motion As to Other Issues in the matter of Raychem Corporation v. Federal Insurance Company, a lawsuit filed by the company on December 16, 1991, seeking recovery from Federal, its insurer, of $8.25 million paid by the company in settlement of a class action securities suit. The Order finds in Raychem's favor that the indemnification of officers and directors for settlement payments and defense costs was "permitted by law," that any "allocation" for coverage purposes between the corporation and the officers and directors is improper, and that the officers and directors were acting in their official capacities insofar as the acts alleged to have occurred; further that although Federal has raised no genuine issue of material fact to the contrary, Federal may conduct discovery over a six-month period on whether Raychem's indemnification of the officers and directors was in good faith and whether settlement payments and defense costs were for matters insurable under the law. Raychem was also granted the right to re-notice its motion for partial summary judgment after six months. The company actively continues to pursue its claim that Federal acted in bad faith in connection with its handling of this claim.

     On March 8, 1994, a judgment was entered in the company's favor in a lawsuit filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, Bow Valley, et al. v. Saint John Shipbuilding and Raychem. The plaintiffs had alleged claims for damages arising out of a fire on an offshore drilling platform and made allegations attributing the cause and spread of the fire to heat-tracing and cladding products manufactured by the company. The decision has been appealed by the plaintiffs. The appeal will be argued in November 1994. On November 30, 1993, a Petition by joint venturers of the plaintiffs in the Bow Valley lawsuit making similar claims was filed in the Supreme Court of Newfoundland, Canada, Trial Division, and was served on the company on March 25, 1994. A New Brunswick lawsuit filed by Saint John Shipbuilding against Raychem Canada, Ltd. arising out of the same incident has been stayed by prior agreement of the parties.

     On December 23, 1993, the company and Thomas and Betts Corporation settled all claims and counterclaims in the company's lawsuit for patent infringement filed in the United States District Court, Northern District of California, on August 25, 1992.

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

     On August 27, 1993, a Complaint entitled West County Landfill, Inc. v. Raychem International Corporation; FMC Corporation; Kaiser Aluminum & Chemical Corporation; Flint Ink Corporation; Stauffer Chemical Company; Rhone-Poulenc Basic Chemicals Co.; Rhone Poulenc Inc.; Pacific Gas & Electric Company; Union Oil Company of California; Chevron U.S.A., Inc.; Chevron Chemical Company; Shell Oil Company; Desoto, Inc.; Occidental Chemical Corporation; General Motors Corporation; Romic Chemical Corporation; United Airlines, Inc.; United States Department of Defense; United States Department of Navy was filed in the United States District Court, Northern District of California. The allegations contend that the defendants generated hazardous materials which were disposed of at a site operated by plaintiff. Raychem International Corporation is alleged to have done so during the period 1975 through 1979 and perhaps at other times. The complaint seeks recovery of response costs which plaintiff has allegedly incurred in an amount exceeding $15 million.

     On August 19, 1993, a Complaint entitled Creole Engineering Co. v. Raychem Corporation, Tri-Systems, and Tracer Construction Company was filed in the United States District Court, Northern District of California. The complaint seeks injunctive relief and monetary damages in excess of $5 million (prior to trebling) for violation of various statutes, including antitrust and unfair competition statutes, for breach of contract, and for other tortious acts. The complaint arises out of a distributor termination by Raychem.

     On June 29, 1993, a Second Amended Complaint entitled Unit Process Company; Brock, Easley, Inc.; Bylin Heating Systems, Inc.; and Fluid Flow Control Contractors v. Raychem Corporation; Debenham Electrical Supply Company, Inc.; and K.V.A. Electrical Supply Corp. was filed in the United States District Court, Northern District of California. The complaint seeks damages in excess of $5 million (prior to trebling) per claimant arising out of a distributor termination by Raychem Corporation and contains allegations of violations of federal antitrust statutes and various Washington State statutes. The plaintiffs have recently been granted leave to file a third amended complaint. The Unit Process and Creole Engineering actions will be heard as related actions before the same judge.

     On December 14, 1992, a Complaint entitled Culinary Foods, Inc., et al. v. Raychem Corporation was filed in the United States District Court, Northern District of Illinois, asserting liability against the company for alleged property damage and personal injury (a death) arising out of use of the company's FreezGard(R) product. The complaint seeks damages in excess of $50 million. The company intends to vigorously defend itself and has filed a response denying all liability. The matter has been tendered to the company's insurance carriers.

     On July 10, 1991, the company received written notice from the California Department of Health Services ("DHS") that it intends to issue an administrative order relating to the clean-up of soil contamination at the company's administrative and manufacturing site in Menlo Park, California. The company is currently negotiating with DHS regarding the proposed administrative order. To date, no administrative order has been issued by DHS.

     The company has been named, among others, as an interested party in administrative proceedings instituted by the United States Environmental Protection Agency on March 23, 1989, and as a potentially responsible party in a matter initiated by the California Environmental Protection Agency on September 1, 1992, each alleging that the company may be liable for costs of correcting environmental conditions at certain hazardous waste sites.

     Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the company as of June 30, 1994, their positions with the company and the date each was first elected as, or otherwise deemed to be, an executive officer of the registrant. This table is included as an unnumbered item in Part I of this Form 10-K.

                                                                      DATE APPOINTED
            NAME            AGE                 POSITION                AN OFFICER
- -------------------------------      -------------------------------  --------------
Robert J. Saldich........... 61      President,                            1971
                                     Chief Executive Officer
                                     and Director
Harry O. Postlewait......... 60      Executive Vice President              1971
Charles J. Abbe............. 53      Senior Vice President,                1993
                                     Electronics
Michael T. Everett.......... 45      Senior Vice President, Asia           1987
Ralph H. Harnett............ 46      Senior Vice President,                1993
                                     Telecommunications
Raymond J. Sims............. 43      Senior Vice President                 1988
                                     and Chief Financial Officer
James B. Spradling.......... 60      Senior Vice President,                1973
                                     Industrial and Europe
Joseph G. Wirth............. 58...   Senior Vice President                 1991
                                     and Chief Technical Officer
Stephen A. Balogh........... 47      Vice President,                       1990
                                     Human Resources
Deidra D. Barsotti.......... 38      Vice President and Controller         1991
Eric Van Zele............... 46      Vice President                        1994
Robert J. Vizas............. 47      Vice President,                       1990
                                     General Counsel and Secretary

There are no family relationships between any executive officers. All of the executive officers except Messrs. Wirth, Vizas and Abbe have been employed by or associated with the company in their present or other managerial and executive capacities for more than five years. Mr. Wirth was a Vice President at General Electric Company before becoming Senior Vice President and Chief Technical Officer of Raychem in 1991. Mr. Vizas was a member of the law firm of Heller, Ehrman, White & McAuliffe before becoming the Secretary and General Counsel of Raychem in 1990. Mr. Abbe was a Director at McKinsey & Company, Inc. before joining Raychem in 1989.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Financial Data (Unaudited)" of the 1994 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

     The section entitled "Ten-Year Summary" of the 1994 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" of the 1994 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the Notes thereto and the report thereon of Price Waterhouse LLP, dated July 20, 1994, and the section entitled "Quarterly Financial Data (Unaudited)" of the 1994 Annual Report are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE MATTERS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the company's directors is presented in the subsection entitled "Nominees" appearing on page 2 of the Proxy Statement dated September 21, 1994 (the "1994 Proxy Statement"), which is incorporated herein by reference.

     Information regarding the company's executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing on pages 5 to 9 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The subsection entitled "Stock Ownership" appearing on page 3 of the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The subsection entitled "Company Loans to Directors and Executive Officers" appearing on page 11 of the 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements

                                                                   PAGE IN
                                                                 1994 ANNUAL
                                                                   REPORT*
                                                                --------------
Consolidated Balance Sheet at June 30, 1994 and 1993..........          18
Consolidated Statement of Operations for the three years ended          19
  June 30, 1994...............................................
Consolidated Statement of Stockholders' Equity for the three            20
  years ended June 30, 1994...................................
Consolidated Statement of Cash Flows for the three years ended          21
  June 30, 1994...............................................
Notes to Consolidated Financial Statements....................       22-33
Report of Independent Accountants.............................          34
Quarterly Financial Data (Unaudited)..........................          35
Ten-Year Summary..............................................       36-37
Financial Review..............................................       10-17

- ---------------

* Incorporated herein by reference and included in this filing as Exhibit 13.

     (2) Financial Statement Schedules

                                                                        PAGE IN 1994
                                                                         FORM 10-K
                                                                        ------------
                Report of Independent Accountants on Financial
                Statement Schedules...................................         13
           II -- Amounts Receivable from Related Parties and
                Underwriters, Promoters, and Employees Other Than
                Related Parties.......................................      14-16
            V -- Property, Plant and Equipment.........................        17
           VI -- Accumulated Depreciation and Amortization of Property,
                Plant and Equipment...................................         18
         VIII -- Valuation and Qualifying Accounts.....................        19
            X -- Supplementary Income Statement Information............        20

     All other Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes.

(3) Index to Exhibits

  EXHIBIT NO.                                     DESCRIPTION
  -----------    -----------------------------------------------------------------------------
    3(a)         Amended and Restated Certificate of Incorporation(7)
    3(b)         Bylaws(2)
    3(c)         Certificate of Merger(2)
    4(a)         Rights Agreement(6)
    4(b)         Note Purchase Agreement dated as of February 15, 1991, as amended(8)
    4(c)         Credit Agreement dated January 1, 1992(8)
    4(d)         First Amendment to the Credit Agreement dated as of January 1, 1992(9)
    10(a)        Amended and Restated 1981 Incentive Stock Option Plan(3)
    10(b)        Amended and Restated 1981 Supplemental Stock Option Plan(3)
    10(c)        Executive Long Term Incentive Plan(4)
    10(d)        Bonus Deferral Plan(4)
    10(e)        Consulting Agreement dated as of October 1, 1981, between the company and J.
                 Kenneth Jamieson(1)
    10(f)        Amended and Restated 1987 Directors Stock Option Plan(10)
    10(g)        Supplemental Executive Retirement Plan(5)
    10(h)        Raynet Corporation Common Stock Plan(5)
    10(i)        Amended and Restated 1990 Incentive Plan(10)
    10(j)        Consulting Agreement dated as of April 1, 1990, between the company and Paul
                 M. Cook(7)
    10(k)        Consulting Agreement dated as of April 1, 1990, between Raynet Corporation and Robert M. Halperin (superseded by Exhibit 10(o))(7)
    10(l)        Supplementary Agreement dated as of April 1, 1990, between the company and
                 Robert M. Halperin (superseded by Exhibit 10(o))(7)
    10(m)        Description of Bonus Plan(8)
    10(n)        Consulting Agreement dated as of January 25, 1994, between the company and
                 Isaac Stein and Waverly Associates, Inc.
    10(o)        Consulting Agreement dated as of April 18, 1994, between Raynet Corporation and Robert M. Halperin
    10(p)        Raynet Corporation 1993 Common Stock Plan
    13           Portions of the 1994 Annual Report to Stockholders
    21           Subsidiaries of the Registrant
    23           Consent of Independent Accountants
    27           Financial Data Schedule
    99(a)        List of subsidiaries whose employees are participating in the Amended and
                 Restated 1984
                 Employee Stock Purchase Plan for United States employees and employees of certain domestic and foreign subsidiaries.
    99(b)        List of subsidiaries whose employees are participating in the 1985
                 Supplemental Employee Stock Purchase Plan for employees of certain subsidiaries.

- ---------------

 (1)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1982, (File No. 2-15299) and incorporated by reference.
 (2)    Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, (File No. 2-15299) and incorporated by reference.
 (3)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, (File No. 2-15299) and incorporated by reference.
 (4)    Filed as an exhibit to the company's Proxy Statement dated September 12, 1988, mailed to stockholders in connection with the 1988 Annual Meeting of Stockholders and incorporated by reference.

 (5)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, (File No. 2-15299) and incorporated by reference.
 (6)    Filed as an exhibit to the Registration Statement on Form 8-A filed by the company on
        February 3, 1989, (File No. 2-15299) and incorporated by reference.
 (7)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, (File No. 2-15299) and incorporated by reference.
 (8)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, (File No. 2-15299) and incorporated by reference.
 (9)    Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, (File No. 2-15299) and incorporated by reference.
 (10)   Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.
 (b)    Reports on Form 8-K
        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            RAYCHEM CORPORATION
                                            REGISTRANT

                                            By  /s/  ROBERT J. SALDICH
                                             (Robert J. Saldich, President and
                                                  Chief Executive Officer)
Date:  September 23, 1994

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Robert
J. Saldich and Raymond J. Sims, or either of them, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                    DATE
- ----------------------------------------
            /s/  ROBERT J. SALDICH         President, Chief Executive    September 23, 1994
          (Robert J. Saldich)                Officer and Director
                                             (Principal Executive
                                             Officer)
             /s/  RAYMOND J. SIMS          Senior Vice President and     September 23, 1994
           (Raymond J. Sims)                 Chief Financial Officer
                                             (Principal Financial
                                             Officer)
           /s/  DEIDRA D. BARSOTTI         Vice President and            September 23, 1994
          (Deidra D. Barsotti)               Controller
                                             (Principal Accounting
                                             Officer)
                /s/  PAUL M. COOK          Chairman of the Board         September 23, 1994
             (Paul M. Cook)
              /s/  RICHARD DULUDE          Director                      September 23, 1994
            (Richard Dulude)
             /s/  JAMES F. GIBBONS         Director                      September 23, 1994
           (James F. Gibbons)
          /s/  ROBERT M. HALPERIN          Vice Chairman of the Board    September 23, 1994
          (Robert M. Halperin)
             /s/  JOHN P. MCTAGUE          Director                      September 23, 1994
           (John P. McTague)
              /s/  DEAN O. MORTON          Director                      September 23, 1994
            (Dean O. Morton)
                 /s/  ISAAC STEIN          Director                      September 23, 1994
             (Isaac Stein)
            /s/  CYRIL J. YANSOUNI         Director                      September 23, 1994
          (Cyril J. Yansouni)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Raychem Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 20, 1994 appearing on page 17 of Exhibit 13 to this Form 10-K (which is incorporated herein by reference) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
July 20, 1994

                                                                     SCHEDULE II

                      RAYCHEM CORPORATION AND SUBSIDIARIES
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                            YEAR ENDED JUNE 30, 1994
                                 (IN THOUSANDS)

     This schedule includes loans to employees and related parties who had aggregate indebtedness with respect to such loans greater than $100,000 at any time during the three most recent fiscal years. Balances at fiscal year-end are current if due within one year, noncurrent if due after one year.

     Loans were provided to listed individuals for various purposes during the three-year period ended June 30, 1994. Certain loans were made to employees to enable them to purchase Common Stock, primarily through the exercise of options, and to pay taxes incidental to such stock purchases. Common Stock loans made during the three-year period ended June 30, 1994, are typically repayable over a five-or eight-year term and bear interest at annual rates ranging from 5.0% to 9.1% as of June 30, 1994. Stock loans are collateralized by the Common Stock purchased by the employees except for listed loans to employees resident in the United Kingdom which are not collateralized. In addition, loans were provided to certain employees for housing, relocation, and other assistance with interest rates ranging from 0% to 9.0%.

                                                                                  BALANCE AT JUNE 30,
                                                           DEDUCTIONS                     1994
                          BALANCE AT                -------------------------    ----------------------
     NAME OF DEBTOR      JULY 1, 1993   ADDITIONS   COLLECTIONS    WRITE-OFFS    CURRENT    NONCURRENT
- -------------------------------------   ---------   -----------    ----------    -------    -----------
H. Burkard...............     $131         $ 5         $  19          $ --       1$9....       $  98
E. Davis.................      920          --           920            --           --           --
K. Dawes.................      242          --            --            --           --          242
B. DeBrunier.............      197          --           197            --           --           --
J. Gutierrez.............      181          --            75            --           --          106
G. Hunter................      200          --            --            --           --          200
R. Kelsch................      500          --            --            --           --          500
T. Melvin................      250          --           250            --           --           --
H. Postlewait............      253          --            20            --           --          233
R. Saldich...............      243          11            51            --          203           --
J. Spradling.............      161          75            20            --           --          216
M. Wegenstein............      135          --            27            --           --          108
J. Wirth.................      600          --            --            --           --          600
W. Zahrt.................      145          --            --            --           --          145
Former employees/related
  parties as a group.....      230          --           230            --           --           --

                      RAYCHEM CORPORATION AND SUBSIDIARIES
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                            YEAR ENDED JUNE 30, 1993
                                 (IN THOUSANDS)

                                                                                  BALANCE AT JUNE 30,
                                                           DEDUCTIONS                     1993
                          BALANCE AT                -------------------------    ----------------------
     NAME OF DEBTOR      JULY 1, 1992   ADDITIONS   COLLECTIONS    WRITE-OFFS    CURRENT    NONCURRENT
- -------------------------------------   ---------   -----------    ----------    -------    -----------
C. Bonwit................     $230         $--         $  --          $ --        $  --        $ 230
H. Burkard...............       --         131            --            --            7          124
E. Davis.................      857          63            --            --           --          920
K. Dawes.................       --         242            --            --           --          242
B. DeBrunier.............      198          --             1            --           --          197
J. Gutierrez.............      176           5            --            --           --          181
G. Hunter................       --         200            --            --           --          200
R. Kelsch................       --         500            --            --           --          500
A. Kranitz...............      107          --            16            --           --           91
F. L'Heritier............      104          --            21            --           16           67
T. Melvin................      250          --            --            --           --          250
H. Postlewait............       --         626           373            --           --          253
R. Saldich...............      348          --           105            --           32          211
J. Spradling.............      180          --            19            --           --          161
J. Webb..................      237          --           143             5           17           72
M. Wegenstein............      135          --            --            --           --          135
W. Whitney...............      203           1           107            --           15           82
J. Wirth.................      600          --            --            --           --          600
W. Zahrt.................      145          --            --            --           --          145
Former employees/related
  parties as a group.....    3,746          56         3,802            --           --           --

                      RAYCHEM CORPORATION AND SUBSIDIARIES
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                            YEAR ENDED JUNE 30, 1992
                                 (IN THOUSANDS)

                                                                                  BALANCE AT JUNE 30,
                                                           DEDUCTIONS                     1992
                          BALANCE AT                -------------------------    ----------------------
     NAME OF DEBTOR      JULY 1, 1991   ADDITIONS   COLLECTIONS    WRITE-OFFS    CURRENT    NONCURRENT
- -------------------------------------   ---------   -----------    ----------    -------    -----------
S. Balogh................    $  133        $ 3         $ 101          $ --        $   7        $  28
C. Bonwit................       230         --            --            --           --          230
E. Brown.................       250          2           241            --            4            7
E. Davis.................     1,855         --           998            --           --          857
B. DeBrunier.............       198         --            --            --           --          198
G. Delaney...............       141         --            49            --           92           --
T. Duerig................       181         --           181            --           --           --
J. Gutierrez.............       171         14             9            --           --          176
E. Keible, Jr............       306         --           306            --           --           --
W. Kiely.................       225          4           229            --           --           --
A. Kranitz...............       120          2            15            --           --          107
F. L'Heritier............       100          4            --            --           16           88
T. Melvin................       250         --            --            --           --          250
K. Meyer.................       189         --           189            --           --           --
W. Mitchell..............       141         --           141            --           --           --
J. Mulryan...............       137         --           137            --           --           --
H. Postlewait............       376         --           376            --           --           --
S. Rohaez................       150         --           150            --           --           --
R. Saldich...............     1,354         30         1,036            --           62          286
J. Spradling.............       379         87           286            --           --          180
D. Taft..................       248          5           215            --           38           --
C. Ward..................       108         --            10            --           --           98
J. Webb..................       254         19            36            --          141           96
M. Wegenstein............        --        135            --            --           --          135
W. Whitney...............       267          9            73            --          113           90
J. Wirth.................       600         --            --            --           --          600
W. Zahrt.................       145         --            --            --           --          145
Former employees/related
  parties as a group.....     7,836        199         4,289            --        3,746           --

                                                                      SCHEDULE V

                      RAYCHEM CORPORATION AND SUBSIDIARIES
                          PROPERTY, PLANT & EQUIPMENT
                   YEARS ENDED JUNE 30, 1994, 1993, AND 1992
                                 (IN THOUSANDS)

                                                                            RECLASSI-
                                       BALANCE AT                           FICATIONS   FOREIGN
                                       BEGINNING   ADDITIONS   RETIREMENTS  BETWEEN    CURRENCY    BALANCE AT
                                        OF YEAR     AT COST     OR SALES    ACCOUNTS  TRANSLATION  END OF YEAR
                                       ----------  ----------  -----------  --------  -----------  -----------
1994:
  Land...............................  $   45,075   $    950     $ 1,135    $    --    $   1,950    $  46,840
  Buildings:
    In service.......................     321,100      2,984       2,747     23,184        7,853      352,374
    Under construction...............       9,593     20,654       (195)    (23,086 )        181        7,537
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     330,693     23,638       2,552         98        8,034      359,911
  Machinery & equipment:
    In service.......................     527,788     15,287      31,575     50,223       11,907      573,630
    Under construction...............      23,059     54,231         152    (51,026 )        247       26,359
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     550,847     69,518      31,727       (803 )     12,154      599,989
  Furniture & fixtures...............      42,355      5,199       1,142       (769 )      1,120       46,763
  Leasehold improvements.............      52,374      4,751       1,877      1,474          470       57,192
                                       ----------  ----------  -----------  --------  -----------  -----------
         Total.......................  $1,021,344   $104,056     $38,433    $    --    $  23,728    $1,110,695
                                       ==========  =========== ============ ========= ===========  ============
1993:
  Land...............................  $   49,000   $     --     $   333    ($  227 )  ($  3,365)   $  45,075
  Buildings:
    In service.......................     337,468        967       2,298      7,187      (22,224)     321,100
    Under construction...............       3,376     13,720         606     (7,289 )        392        9,593
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     340,844     14,687       2,904       (102 )    (21,832)     330,693
  Machinery & equipment:
    In service.......................     521,842     14,738      28,922     56,260      (36,130)     527,788
    Under construction...............      28,613     50,579         389    (54,423 )     (1,321)      23,059
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     550,455     65,317      29,311      1,837      (37,451)     550,847
  Furniture & fixtures...............      43,487      3,658       2,282       (169 )     (2,339)      42,355
  Leasehold improvements.............      57,808      5,883       5,754     (1,339 )     (4,224)      52,374
                                       ----------  ----------  -----------  --------  -----------  -----------
         Total.......................  $1,041,594   $ 89,545     $40,584*   $    --    ($ 69,211)   $1,021,344
                                       ==========  =========== ============ ========= ===========  ============
1992:
  Land...............................  $   43,251   $  1,115     $ 1,530    $    --    $   6,164    $  49,000
  Buildings:
    In service.......................     287,218      1,123       7,387     29,749       26,765      337,468
    Under construction...............      15,987     17,664         609    (29,841 )        175        3,376
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     303,205     18,787       7,996        (92 )     26,940      340,844
  Machinery & equipment:
    In service.......................     448,855     12,360      30,858     54,141       37,344      521,842
    Under construction...............      37,185     48,177       3,498    (54,256 )      1,005       28,613
                                       ----------  ----------  -----------  --------  -----------  -----------
         Subtotal....................     486,040     60,537      34,356       (115 )     38,349      550,455
  Furniture & fixtures...............      38,816      5,136       3,282        (38 )      2,855       43,487
  Leasehold improvements.............      47,475      8,315       1,563        245        3,336       57,808
                                       ----------  ----------  -----------  --------  -----------  -----------
         Total.......................  $  918,787   $ 93,890     $48,727**  $    --    $  77,644    $1,041,594
                                       ==========  =========== ============ ========= ===========  ============

- ------------

 * Includes property, plant and equipment write-downs of $2,791 related to restructuring and divestitures.

** Includes property, plant and equipment write-downs of $11,931 related to restructuring and divestitures.

                                                                     SCHEDULE VI

                      RAYCHEM CORPORATION AND SUBSIDIARIES
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED JUNE 30, 1994, 1993, AND 1992
                                 (IN THOUSANDS)

                               BALANCE   ADDITIONS                RECLASSI-
                                 AT      CHARGED TO               FICATIONS    FOREIGN
                              BEGINNING  COSTS AND   RETIREMENTS   BETWEEN    CURRENCY    BALANCE AT
                               OF YEAR    EXPENSES    OR SALES    ACCOUNTS   TRANSLATION  END OF YEAR
                              ---------  ----------  -----------  ---------  -----------  -----------
1994:
Buildings...................  $ 112,824   $ 12,655     $ 2,396      $  --     $   2,803    $ 125,886
Machinery & equipment.......    354,261     57,081      28,799        376         8,649      391,568
Furniture & fixtures........     25,914      3,519       1,046       (376)          674       28,685
Leasehold improvements......     26,532      4,914       1,571         --           202       30,077
                              ---------  ----------  -----------  ---------  -----------  -----------
          Total.............  $ 519,531   $ 78,169     $33,812      $  --     $  12,328    $ 576,216
                               ========  ==========  ===========  =========  ==========   ===========
1993:
Buildings...................  $ 109,285   $ 12,936     $ 1,233      $ 436     ($  8,600)   $ 112,824
Machinery & equipment.......    349,508     56,450      25,203       (312)      (26,182)     354,261
Furniture & fixtures........     26,005      3,667       2,008        (17)       (1,733)      25,914
Leasehold improvements......     28,302      4,891       5,093       (107)       (1,461)      26,532
                              ---------  ----------  -----------  ---------  -----------  -----------
          Total.............  $ 513,100   $ 77,944     $33,537*     $  --     ($ 37,976)   $ 519,531
                               ========  ==========  ===========  =========  ==========   ===========
1992:
Buildings...................  $  90,755   $ 12,682     $ 3,033      $   1     $   8,880    $ 109,285
Machinery & equipment.......    291,921     54,513      23,549       (295)       26,918      349,508
Furniture & fixtures........     22,471      3,030       1,713        206         2,011       26,005
Leasehold improvements......     24,130      4,428       1,347         88         1,003       28,302
                              ---------  ----------  -----------  ---------  -----------  -----------
          Total.............  $ 429,277   $ 74,653     $29,642**    $  --     $  38,812    $ 513,100
                               ========  ==========  ===========  =========  ==========   ===========

- ------------

 * Includes accumulated depreciation of property, plant and equipment of $1,422 related to restructuring and divestitures.

** Includes accumulated depreciation of property, plant and equipment of $5,826 related to restructuring and divestitures.

                                                                   SCHEDULE VIII

                      RAYCHEM CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS*
                   YEARS ENDED JUNE 30, 1994, 1993, AND 1992
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                      BALANCE AT   CHARGED TO                 FOREIGN
                                      BEGINNING    COSTS AND    ACCOUNTS     CURRENCY    BALANCE AT
            DESCRIPTION                OF YEAR      EXPENSES   WRITTEN OFF  TRANSLATION  END OF YEAR
- ------------------------------------  ----------   ----------  -----------  -----------  -----------
1994:
Accounts receivable.................    $8,557       $6,288      $ 2,395      $  (851)     $11,599
                                      =========    ==========  ==========   ==========   ===========
1993:
Accounts receivable.................    $8,828       $3,626      $ 2,748      $(1,149)     $ 8,557
                                      =========    ==========  ==========   ==========   ===========
1992:
Accounts receivable.................    $7,123       $3,629      $ 2,402      $   478      $ 8,828
                                      =========    ==========  ==========   ==========   ===========

- ------------

* Allowances are deducted from assets to which they apply.

                                                                      SCHEDULE X

                      RAYCHEM CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED JUNE 30, 1994, 1993, AND 1992
                                 (IN THOUSANDS)

CHARGED TO COSTS AND EXPENSES:                                1994          1993          1992
                                                            --------      --------      --------
Maintenance and repairs...................................  $ 31,001      $ 30,372      $ 29,611
                                                             =======       =======       =======