Form 10-Q
period 1994-09-30
RAYCHEM CORP
filed 1994-11-14
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                             YES  /X/      NO / /


As of October 28, 1994, the registrant had outstanding 43,397,368 shares of Common Stock, $1.00 par value.

                              RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                      Page Number
                                                                      -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

    Consolidated Condensed Statements of Operations -
    Three Months Ended September 30, 1994 and 1993                         1

    Consolidated Condensed Balance Sheets -
    September 30, 1994, and June 30, 1994                                  2

    Consolidated Condensed Statements of Cash
    Flows - Three Months Ended September 30, 1994 and 1993                 3

    Notes to Consolidated Condensed Financial
    Statements                                                           4-7

  Item 2:   Management's Discussion and Analysis                        8-15
            of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                              16

  Item 5:  Other Information                                              16

  Item 6:  Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                17

                              RAYCHEM CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

                                  (Unaudited)




                                                             Three Months Ended
                                                                September 30,
                                                        ---------------------------
                                                            1994            1993
                                                        -----------      -----------
Revenues                                                $   390,701      $   355,432
Cost of goods sold                                          209,496          183,730
Research and development expense                             40,421           33,614
Selling, distribution, and administrative expense           126,145          114,222
Provision for restructuring and divestitures                 23,900                -
Loss on formation of Ericsson Raynet joint venture           28,130                -
Interest expense, net                                         4,701            2,703
Other expense, net                                            3,546            2,846
                                                        -----------      -----------
(Loss) income before income taxes, extraordinary
   item, and change in accounting principle                 (45,638)          18,317

Provision for income taxes                                    2,690           11,906
                                                        -----------      -----------

(Loss) income before extraordinary item
   and change in accounting principle                       (48,328)           6,411
Extraordinary item - loss from early retirement of
   debt, net of $0 income taxes                              (7,074)               -
Cumulative effect of change in accounting
   principle, net of $0 income taxes                         (1,477)               -
                                                        -----------      -----------
Net (loss) income                                       $   (56,879)     $     6,411
                                                        ===========      ===========
Average number of common shares
   and equivalents outstanding                           43,241,149       42,962,634
                                                        ===========       ==========
(Loss) earnings per common share:

(Loss) income before extraordinary item
   and change in accounting principle                   $     (1.12)     $      0.15
Extraordinary item                                            (0.16)               -
Change in accounting principle                                (0.04)               -
                                                        -----------      -----------
Net (loss) income                                       $     (1.32)     $      0.15
                                                        ===========      ===========

Dividends per common share                              $      0.08      $      0.08
                                                        ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands except share data)



                                                                (Unaudited)
                                                            September 30, 1994             June 30, 1994
                                                            ------------------             -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   68,746                  $   78,090
   Accounts receivable, net                                        318,248                     312,624
   Inventories:
      Raw materials                                                 97,097                      99,129
      Work in process                                               54,386                      55,406
      Finished goods                                                89,925                      93,254
                                                                ----------                  ----------
   Total inventories                                               241,408                     247,789

   Prepaid taxes                                                    42,219                      40,014
   Other current assets                                             57,958                      57,425
                                                                ----------                  ----------
Total current assets                                               728,579                     735,942

Property, plant, and equipment                                   1,142,567                   1,110,695
   Less accumulated depreciation and amortization                  612,362                     576,216
                                                                ----------                  ----------
Net property, plant, and equipment                                 530,205                     534,479
Other assets                                                       133,361                     128,594
                                                                ----------                  ----------
TOTAL ASSETS                                                    $1,392,145                  $1,399,015
                                                                ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                       $   31,196                  $   26,986
   Accounts payable                                                 75,094                      83,136
   Other accrued liabilities                                       216,380                     184,573
   Income taxes                                                     27,775                      25,515
   Current maturities of long-term debt                              2,448                       3,881
                                                                ----------                  ----------
Total current liabilities                                          352,893                     324,091

Long-term debt                                                     244,675                     244,681
Deferred income taxes                                               29,160                      27,433
Other long-term liabilities                                         69,891                      65,625
Minority interest                                                    4,117                       4,261
Stockholders' equity:
  Preferred Stock, $1.00 par value
     Authorized: 15,000,000 shares; Issued: none                        -                           -
  Common Stock, $1.00 par value
     Authorized: 72,150,000 shares
     Issued: 43,378,264 and 43,005,786 shares, respectively         43,378                      43,006
   Additional contributed capital                                  364,850                     354,660
   Retained earnings                                               259,561                     319,905
   Currency translation                                             24,410                      16,077
   Notes receivable from sale of stock                                (790)                       (724)
                                                                ----------                  ----------
Total stockholders' equity                                         691,409                     732,924
                                                                ----------                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,392,145                  $1,399,015
                                                                ==========                  ==========

See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- - ---------------------------------------------------------------------------------------------------------
Three Months ended September 30 (in thousands)                               1994                 1993
- - ---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                       $(56,879)            $   6,411
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
      Provision for restructuring and divestitures, net of payments          22,053                (2,230)
      Loss on formation of Ericsson Raynet joint venture                     28,130
      Extraordinary loss from early retirement of debt                        7,074
      Change in accounting principle                                          1,477
      Depreciation and amortization                                          22,398                20,968
      Deferred income tax benefit                                               800                    44
     Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture formation,
        extraordinary item, and change in accounting principle:
         Accounts receivable                                                 (3,769)              (37,870)
         Inventories                                                          5,359               (15,190)
         Accounts payable and accrued liabilities                           (28,321)                8,159
         Income taxes                                                         1,535                 8,189
         Other assets and liabilities                                         3,695                (1,071)
                                                                           --------              --------
Net cash provided by (used in) operating activities                           3,552               (12,590)
                                                                           --------              --------

Cash flows from investing activities:
  Investment in property, plant, and equipment                              (27,413)              (22,996)
  Disposition of property, plant, and equipment                               2,385                 3,874
  Purchase of investment                                                     (1,000)
                                                                           --------              --------
Net cash used in investing activities                                       (26,028)              (19,122)
                                                                           --------              --------

Cash flows from financing activities:
   Net proceeds from (payment of) short-term debt                             5,686               (17,153)
   Proceeds from long-term debt                                                 358                   961
   Payments of long-term debt                                                  (872)                 (438)
   Common Stock issued under employee
      benefit plans                                                          10,334                 9,442
   Proceeds from repayments of stockholder notes receivable                     162                    80
   Cash dividends                                                            (3,465)               (3,372)
                                                                           --------              --------
Net cash provided by (used in) financing activities                          12,203               (10,480)
                                                                           --------              --------
Effect of exchange rate changes on cash
   and cash equivalents                                                         929                  (874)
                                                                           --------              --------
Decrease in cash and cash equivalents                                        (9,344)              (43,066)
Cash and cash equivalents at beginning
   of period                                                                 78,090               133,946
                                                                           --------              --------
Cash and cash equivalents at end of period                                 $ 68,746              $ 90,880
                                                                           ========              ========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                   $  4,088              $ 10,444
   Income taxes (net of refunds)                                                 72                 1,899

See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

STATEMENT OF ACCOUNTING PRESENTATION
In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three months ended September 30, 1994 and 1993, the financial position as of September 30, 1994, and the cash flows for the three months ended September 30, 1994 and 1993. The June 30, 1994, balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1994. Certain prior-period amounts have been reclassified to conform with the fiscal 1995 financial statement presentation.

BUSINESS SEGMENTS
Revenues and operating income (loss) by business segment are as follows:

                                                             (In thousands)
                                                           Three months ended
                                                               September 30,
                                                          1994              1993
                                                        --------          --------
Revenues
   Electronics                                          $140,099          $126,604
   Industrial                                            121,862           112,738
   Telecommunications                                    106,184           115,334
   Raynet                                                 22,556               756
                                                        --------          --------
Total revenues                                          $390,701          $355,432
                                                        ========          ========

Operating income (loss) before
provision for restructuring and loss
on formation of JV
     Electronics                                        $ 22,502          $ 25,598
     Industrial                                           23,429            21,665
     Telecommunications                                   17,267            27,094
     Raynet                                              (28,225)          (28,589)
     Corporate                                           (20,334)          (21,902)
                                                        --------          --------
Total                                                   $ 14,639          $ 23,866
                                                        ========          ========

Operating income (loss) including
provision for restructuring and loss
on formation of JV
     Electronics                                        $ 22,502            25,598
     Industrial                                           23,429            21,665
     Telecommunications                                   (6,633)           27,094
     Raynet                                              (28,225)          (28,589)
     Corporate                                           (48,464)          (21,902)
                                                        --------          --------
Total operating (loss) income                           $(37,391)         $ 23,866
                                                        ========          ========

CHANGE IN ACCOUNTING PRINCIPLE
The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million, or a loss of $0.04 per share, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.

EXTRAORDINARY ITEM - LOSS FROM EARLY RETIREMENT OF DEBT
On September 30, 1994, the company gave irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt on November 1, 1994. Accordingly, the company recorded in the first quarter of 1995 an extraordinary loss of $7.1 million ($0.16 per share) for the early retirement of debt. The extraordinary loss is comprised of an estimated $8.1 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement.

RESTRUCTURING AND DIVESTITURES
On October 11, 1994, the company announced a major restructuring of its telecommunications business segment. As a result, the company recorded a pretax charge of $24 million for restructuring and divestitures in the first quarter of 1995. The segment's restructuring charge included $13 million for severance costs related to a net workforce reduction of 340 employees, resulting from the closure of telecommunications' manufacturing operations in Germany and the restructuring of its North American activities. The remaining charge of $11 million related to plant consolidations and the shutdown of unprofitable product lines.

RAYNET
On October 7, 1994, the company and its Raynet subsidiary entered into a formation agreement with L M Ericsson (Ericsson), a Swedish telecommunications company, to form a joint venture for the development, manufacture, and marketing of fiber-optic communication systems for telephone access networks worldwide. The joint venture, to be named Ericsson Raynet, will take over and continue the operations of Raynet and will be headquartered in Menlo Park, California. The joint venture will be formed as a general partnership organized under Delaware law; Raychem's interest in the joint venture will be held by its Raynet subsidiary. Ericsson representatives will constitute a majority of the Board of Managers of the joint venture.

The joint venture transaction is expected to close in November 1994 pending governmental approvals. At closing, the company will receive payment of $40 million in cash in exchange for certain specified assets of Raynet. Ericsson will contribute the purchased assets to the joint venture, and Raynet will contribute substantially all of its remaining assets and liabilities to the joint venture. Funding of the joint venture will initially be provided by the partners, generally 51% by Ericsson and 49% by Raynet.

During the first five to eight years of operation, subject to various conditions, substantially all of the profits of the joint venture up to $156 million will be allocated to Raynet; thereafter profits of the joint venture will be shared 51/49 by Ericsson and

Raynet, respectively. Ericsson's share of the joint venture's losses will be capped at $25 million for the fiscal year ending June 30, 1995. During the fiscal year ending June 30, 1996, up to $19.6 million of losses will be allocated to Ericsson and Raynet in a 51/49 ratio; additional losses, if any, of up to $10 million will be allocated 100% to Raynet; and additional losses, if any, will again be allocated to Ericsson and Raynet in a 51/49 ratio.

BellSouth Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet and holds a royalty interest in the software related revenues of Raynet. With the creation of the joint venture, this royalty payment will be reconfigured. Raychem has agreed to pay BSE a total of $30 million in three equal payments beginning at the closing of the joint venture transaction and continuing with two subsequent annual payments. Raychem has agreed to make other royalty payments to BSE contingent upon the revenues and earnings performance of the joint venture. At such time as the joint venture achieves profitability, these royalty payments could approximate 36% of Raychem's distributions from the joint venture.

Ericsson has a right to purchase Raynet's interest in the joint venture at a fixed price for a limited period beginning two years after commencement of the joint venture; and Ericsson and Raynet have call and put rights, respectively, on Raynet's interest in the joint venture exercisable at fair market value at any time after July 1, 1999. If any of these options are exercised, Raychem has agreed to pay BSE a portion of the purchase price received.

Reflected in the accompanying Statement of Operations is a pre-tax charge of $28 million which is the company's estimate of the loss which will result from these transactions, based upon Raynet's net assets as of September 30, 1994. Adjustments, if necessary, will be recorded on execution of the joint venture agreement. For purposes of estimating its loss, the company has recorded its obligations to BSE at their present value using a 7.97% discount rate.

DEBT STRUCTURE
On September 29, 1994, the company entered into syndicated loan agreements providing for a five-year partially amortizing term loan of $225 million, and a renewable 364-day revolving credit facility of $200 million. Interest on the term loan and revolving credit facility are at variable rates. The term loan requires quarterly principal payments of $15 million beginning December 31, 1996, increasing to $17.5 million from December 31, 1997, and to $20 million from December 31, 1998, with a final payment of $35 million due September 29, 1999. Proceeds from the term loan, when drawn, will be used to retire the 9.55% privately placed senior notes and for general corporate purposes, while the revolving credit facility replaced existing committed credit facilities. The new agreement includes covenants which, among other things, specify a minimum net worth requirement, a maximum leverage limit, a minimum fixed charge coverage ratio, a dividend restriction, and limits on further advances to fund Raynet operations.

CONTINGENCIES
The company has been named, among others, as a potentially responsible party
(PRP) in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At all of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at these sites. The company has also been notified by a state environmental agency that it may be required to investigate the need for remedial work at one of its manufacturing sites. The company currently is conducting such investigations on a voluntary basis.

Additionally, the company and its subsidiaries have been named as defendants in lawsuits arising from various commercial matters, including product liability and private cost recovery for environmental cleanup expenses. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The single environmental cost recovery lawsuit in which Raychem has been named as a defendant, along with sixteen other corporate and governmental codefendants, involves the disposal of waste materials at the West Contra Costa County Landfill in Richmond, California.

Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

SUBSEQUENT EVENTS
On October 14, 1994, the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on December 14, 1994, to stockholders of record as of November 9, 1994.

                              RAYCHEM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW
The company reported a net loss of $57 million, or $1.32 per share, in the first quarter of 1995 compared to earnings of $6 million, or $0.15 per share, in the comparable period of the prior year. Revenues for the quarter increased to $391 million from $355 million in the prior year, an 8% increase over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period).

Excluding the effect of Raynet Corporation (Raynet) and the items described below, Raychem's "ongoing" pretax income decreased to $35 million from $48 million in the first quarter of 1994. Pretax income for the quarter included a $24 million provision for restructuring of the telecommunications business segment and a $28 million loss on formation of the Ericsson Raynet joint venture. Raychem's results are summarized as follows:

- - ------------------------------------------------------------------------------------------
PRETAX (LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING PRINCIPLE
THREE MONTHS ENDED SEPTEMBER 30 (in millions)                       1994          1993
- - ------------------------------------------------------------------------------------------
Core business:
         "Ongoing" pretax income                                    $ 34.7           $47.7
         Provision for restructuring and divestitures                (23.9)              -
         Loss on formation of Ericsson Raynet joint venture          (28.1)              -
                                                                    ----------------------
Core business pretax (loss) income                                   (17.3)           47.7
Raynet pretax loss                                                   (28.3)          (29.4)
                                                                    ----------------------
Consolidated                                                        $(45.6)          $18.3
                                                                    ======================
- - ------------------------------------------------------------------------------------------


In the first quarter of 1995, the company recorded an extraordinary loss of $7.1 million ($0.16 per share), for the early retirement of debt following delivery by the company of irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt. In addition, the company adopted, effective July 1, 1994, Statement of Financial Accounting Standards No. 112. The cumulative effect of this accounting change (a charge of $1.5 million, or $.04 per share) has been reflected in the 1995 first quarter results.

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, and telecommunications (which, along with the corporate groups, are referred to collectively as the "core business")-- and on Raynet. The condensed consolidating financial statements on pages 13 through 15 supplement the discussion.

CORE BUSINESS OPERATIONS
Core business revenues for the first quarter of 1995 increased to $368 million from $355 million in the prior-year period. Revenue growth was 2% on a constant currency basis.

Revenues in the electronics business segment were $140 million in the first quarter of 1995 compared to $127 million in the prior year period, an 8% constant currency increase over the prior year quarter. PolySwitch sales increased in all geographic regions, while Elo

TouchSystems experienced strong U.S. growth in touchscreens for retail systems. The Thermofit division experienced particularly strong growth in the automotive and commercial markets. Wire & Cable's sales declined from the first quarter of 1994 when it had unusually high defense shipments in Europe and the U.S. Operating income was $23 million compared to $26 million in the year ago quarter primarily reflecting increased operating expenses in growth divisions.

Revenues in the industrial business segment for the three months ended September 30, 1994, increased to $122 million from $113 million in the first quarter of 1994. Revenues increased 5% in constant currency terms. The segment's Electrical Products Division (EPD) experienced higher sales in Europe and in the Americas which more than compensated for weakness in Asia. Chemelex also had solid sales growth in the U.S. and Europe. Ultratec division sales fell compared to the year-ago quarter because of decreased project business and lower sales in Europe largely attributable to weak German district heating demand. Operating income in the industrial business segment was $23 million in the first quarter of 1995, up $2 million from year-ago levels reflecting the strong revenues in EPD and Chemelex divisions.

Revenues in the telecommunications business segment for the three months ended September 30, 1994, were $106 million, down from $115 million in last year's first quarter. Revenues decreased 9% on a constant currency basis. The decline results largely from lower sales versus year-ago levels in the People's Republic of China, Germany, and Argentina. Excluding the previously described restructuring charge, operating income decreased to $17 million versus $27 million in the year-ago first quarter. The decline in operating income results primarily from lower sales and higher operating expenses.

During the first quarter of 1995, orders exceeded shipments in the company's electronics and industrial segments, while shipments exceeded orders in the telecommunications segment. Overall, incoming orders and shipments were approximately equal.

Provision for Restructuring and Divestitures
On October 11, 1994, the company announced a major restructuring of its telecommunications business segment. As a result, the core business incurred a pretax charge of $24 million for restructuring and divestitures in the first quarter of 1995. The segment's restructuring charge included $13 million for severance costs related to a net workforce reduction of 340 employees, resulting from the closure of telecommunications' manufacturing operations in Germany and the restructuring of its North American activities. The remaining charge of $11 million related to plant consolidations and the shutdown of unprofitable product lines. The restructuring is expected to result in approximately $24 million of annual savings, $15 million of which is payroll-related.

Loss on Formation of Ericsson Raynet Joint Venture
In the first quarter of 1995, the company recorded a pre-tax charge of $28 million which is the company's estimate of the loss which will result from transactions relating to the formation of the Ericsson Raynet joint venture. For details, see "Raynet" in the notes to the consolidated condensed financial statements.

Extraordinary Item - Loss From Early Retirement of Debt
On September 30, 1994, the company gave irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt on November 1, 1994. Accordingly, the company recorded in the first quarter of 1995 an extraordinary loss of $7.1 million ($0.16 per share) for the early retirement of debt. The extraordinary loss is comprised of an estimated $8.1 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement. The prepayment penalty was estimated based on interest rates at the time of notice.

Change in Accounting Principle
The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million, or a loss of $0.04 per share, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.

RAYNET OPERATIONS
Raynet recorded revenues of $23 million in the first quarter of 1995, compared to $1 million in the year-ago period. The current quarter's revenues include deliveries to NYNEX and the final acceptance of systems for the Deutsche Bundespost Telekom's OPAL '93 project. Raynet's first quarter 1995 pretax loss was $28 million, compared to $29 million in the year-ago period.

Research and development expense was $13 million for the three-month period ended September 30, 1994, and $11 million for the comparable year-ago period. The increase is due to costs for employee incentive programs in connection with the joint venture formation and lower capitalization of software development costs as compared to the prior period as certain of Raynet's products near commercialization. Selling, distribution, and administrative expense increased to $11 million for the three months ended September 30, 1994, from $9 million in the first quarter of the prior year due to costs for employee incentive programs in connection with the joint venture formation.

Orders were less than revenues for the three months ended September 30, 1994. Raynet was recently selected to supply an additional 100,000 lines of its system for the German OPAL '95 project.


OUTLOOK

With an economic recovery underway in Europe and the U.S., and despite sales weakness in the People's Republic of China, the company expects that revenue growth for the year will pick up from the modest growth shown in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED
Debt exceeded cash by $210 million at September 30, 1994, compared to $197 million at June 30, 1994. Debt net of cash increased by $12 million in the first quarter of 1995, compared to an increase in debt net of cash of $25 million in the first quarter of 1994. Improved cash flow from operations as compared to the year-ago period accounted for this lower increase in debt net of cash, and is primarily attributable to lower cash needs at Raynet.

On September 29, 1994, the company entered into syndicated loan agreements providing for a five-year partially amortizing term loan of $225 million, and a renewable 364-day revolving credit facility of $200 million. Interest on the term loan and revolving credit facility are at variable rates. The term loan requires quarterly principal payments of $15 million beginning December 31, 1996, increasing to $17.5 million from December 31, 1997, and to $20 million from December 31, 1998, with a final payment of $35 million due September 29, 1999. Proceeds from the term loan were drawn on November 1, 1994, and used to retire the 9.55% privately placed senior notes and for general corporate purposes, while the revolving credit facility replaced existing committed credit facilities. The new agreement includes covenants which, among other things, specify a minimum net worth requirement, a maximum leverage limit, a minimum fixed charge coverage ratio, a dividend restriction, and limits on further advances to fund Raynet operations.

At September 30, 1994, the company had $69 million in cash and cash equivalents, $240 million in committed credit facilities (of which $5 million was utilized) and approximately $177 million in various uncommitted credit facilities (of which $40 million was utilized).

The future cash requirements of Raynet will be determined as the terms of the Ericsson joint venture agreement are finalized. The joint venture with Ericsson should reduce the company's losses in 1995 resulting from Raynet's operations, and lower its Raynet funding requirements. In addition, the joint venture transaction, which is expected to close in the second quarter, will result in a net positive cash flow of approximately $25 million, although Raychem will be obligated to subsequently make two $10 million annual payments to BellSouth Enterprises Inc.

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all the company's needs for working capital, normal capital expenditures, and anticipated dividends.

CORE BUSINESS
Net cash provided by operating activities decreased to $16 million for the first three months of 1995 from $25 million for the corresponding period of 1994. This decrease resulted primarily from lower operating income and reductions in accounts payable and accrued liabilities. Inventory, as measured by the number of days of inventory on hand, improved to 112 days for the first quarter compared to 115 days for the year-ago period. Receivables, as measured by the number of billing days outstanding, increased at September 30, 1994, to 65 days compared to 61 days at September 30, 1993. The increase in receivables days outstanding resulted from changes in receivables mix and collection patterns among certain countries where customary payment terms are protracted.

Capital expenditures of $26 million increased $6 million compared to the prior-year period, in part due to spending for manufacturing facilities in Japan, the People's Republic of China, and Mexico. In the first quarter of 1994 the company received $4 million for the sale of a building in the United States.

RAYNET
Net cash used in operating activities and investments in property, plant, and equipment at Raynet decreased to $14 million for the three months ended September 30, 1994, from $41 million in the corresponding prior-year period. The lower cash outflow in this year's first quarter was primarily due to reductions of accounts receivable and inventories, and lower capital spending, partially offset by decreases in accounts payable and accrued liabilities.

RAYCHEM CORPORATION

Condensed Consolidating Statements of Operations
(in thousands)


                                                                     THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                          ----------------------------------------------------------------------
                                                              CORE BUSINESS             RAYNET                 CONSOLIDATED
                                                          --------------------    --------------------      --------------------
                                                            1994        1993         1994        1993         1994        1993
                                                          --------    --------    ---------     -------     --------    --------
Revenues                                                  $368,145    $354,676     $ 22,556    $    756     $390,701    $355,432
Cost of goods sold                                         182,859     174,318       26,637       9,412      209,496     183,730
Research and development expense                            27,229      23,094       13,192      10,520       40,421      33,614
Selling, distribution, and administrative expense          115,193     104,809       10,952       9,413      126,145     114,222
Provision for restructuring and divestitures                23,900          --           --          --       23,900          --
Loss on formation of Ericsson Raynet joint venture          28,130          --           --          --       28,130          --
Interest expense, net                                        4,594       1,961          107         742        4,701       2,703
Other expense, net                                           3,609       2,770          (63)         76        3,546       2,846
                                                          --------    --------     --------    --------     --------    --------
(Loss) income before income taxes, extraordinary
  item, and change in accounting principle                 (17,369)     47,724      (28,269)    (29,407)     (45,638)     18,317
Provision for income taxes                                   2,690      11,875           --          31        2,690      11,906
                                                          --------    --------     --------    --------     --------    --------
(Loss) income before extraordinary item
  and change in accounting principle                       (20,059)     35,849      (28,269)    (29,438)     (48,328)      6,411
Extraordinary item  - loss from early retirement of
  debt, net of $0 income taxes                              (7,074)         --           --          --       (7,074)         --
Cumulative effect of change in accounting
  principle, net of $0 income taxes                         (1,477)         --           --          --       (1,477)         --
                                                          --------    --------     --------    --------     --------    --------
Net (loss) income                                         $(28,610)   $ 35,849     $(28,269)   $(29,438)    $(56,879)   $  6,411
                                                          ========    ========     ========     =======     ========    ========

RAYCHEM CORPORATION

Condensed Consolidating Balance Sheets
(in thousands)

                                             CORE BUSINESS                    RAYNET                     CONSOLIDATED*
                                       --------------------------    --------------------------    --------------------------
                                       (Unaudited)                   (Unaudited)                   (Unaudited)
                                         9/30/94        6/30/94        9/30/94        6/30/94        9/30/94        6/30/94
                                       -----------    -----------    -----------    -----------    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents            $   64,276     $   75,384       $ 4,470       $  2,706       $   68,746     $   78,090
  Accounts receivables, net               288,637        275,904        29,611         36,720          318,248        312,624
  Inventories                             218,309        220,116        23,099         27,673          241,408        247,789
  Other current assets                     98,515         94,418         1,662          3,021          100,177         97,439
                                       ----------     ----------       -------       --------        ---------      ---------
Total current assets                      669,737        665,822        58,842         70,120          728,579        735,942
                                       ----------     ----------       -------       --------        ---------      ---------

Net property, plant and equipment         504,347        507,474        25,858         27,005          530,205        534,479
Investment in Raynet                       25,799         54,012            --             --               --             --
Other assets                              121,918        116,175        11,443         12,419          133,361        128,594
                                       ----------     ----------       -------       --------        ---------      ---------

Total assets                           $1,321,801     $1,343,483       $96,143       $109,544       $1,392,145     $1,399,015
                                       ==========     ==========       =======       ========       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks               $   28,870     $   24,183       $ 2,326       $  2,803       $   31,196     $   26,986
  Intercompany accounts
    payable (receivable)                  (32,268)       (12,532)       32,268         12,532               --             --
  Accounts payable                         56,143         61,939        18,951         21,197           75,094         83,136
  Other current liabilities               230,144        194,969        16,459         19,000          246,603        213,969
                                       ----------     ----------       -------       --------       ----------     ----------
Total current liabilities                 282,889        268,559        70,004         55,532          352,893        324,091
                                       ----------     ----------       -------       --------       ----------     ----------

Long-term debt                            244,675        244,681            --             --          244,675        244,681
Other long-term liabilities                98,711         93,058           340             --           99,051         93,058
Minority interest                           4,117          4,261            --             --            4,117          4,261

Stockholders' equity                      691,409        732,924        25,799         54,012          691,409        732,924
                                       ----------     ----------       -------       --------       ----------     ----------

Total liabilities and
  stockholders' equity                 $1,321,801     $1,343,483       $96,143       $109,544       $1,392,145     $1,399,015
                                       ==========     ==========       =======       ========       ==========     ==========

                            * Consolidated balances reflect eliminations of intercompany transactions.



                                      14

RAYCHEM CORPORATION

Condensed Consolidating Statements of Cash Flows
(in thousands)


                                                                         THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                             ----------------------------------------------------------------------
                                                                 CORE BUSINESS             RAYNET                 CONSOLIDATED
                                                             --------------------    --------------------      --------------------
                                                               1994        1993        1994          1993        1994        1993
                                                             --------    --------    ---------     --------    --------    --------
Net cash provided by (used in) operating activities          $ 16,006    $ 24,534     $(12,454)   $(37,124)    $  3,552    $(12,590)
                                                             --------    --------     --------     --------    --------    --------

Cash flows from investing activities:
  Investment in property, plant and equipment                 (25,693)    (19,403)      (1,720)     (3,593)     (27,413)    (22,996)
  Disposition of property, plant and equipment                  2,385       3,874           --          --        2,385       3,874
  Purchase of investment                                       (1,000)         --           --          --       (1,000)         --
                                                             --------    --------     --------    --------     --------    --------
Net cash used in investing activities                         (24,308)    (15,529)      (1,720)     (3,593)     (26,028)    (19,122)
                                                             --------    --------     --------    --------     --------    --------

Cash flows from financing activities:
  Proceeds from (payment of) debt                               5,172     (16,630)          --          --        5,172     (16,630)
  Proceeds from (payment of) intercompany loans               (15,693)    (24,283)      15,693      24,283           --          --
  Common Stock issued under employee benefit plans             10,334       9,442           --          --       10,334       9,442
  Proceeds from repayments of stockholder notes receivable        162          80           --          --          162          80
  Cash dividends                                               (3,465)     (3,372)          --          --       (3,465)     (3,372)
                                                             --------    --------     --------    --------     --------    --------
Net cash provided by (used in) financing activities            (3,490)    (34,763)      15,693      24,283       12,203     (10,480)
                                                             --------    --------     --------    --------     --------    --------

Effect of exchange rate changes on cash and cash equivalents      869        (968)          60          94          929        (874)
                                                             --------    --------     --------    --------     --------    --------

(Decrease) increase in cash and cash equivalents             $(10,923)   $(26,726)    $  1,579    $(16,340)    $ (9,344)   $(43,066)
                                                             ========    ========     ========    ========     ========    ========



                                      15

                              RAYCHEM CORPORATION
                          PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

On October 12, 1994, PSI Telecommunications, Inc. served on the company an amended answer and complaint which added inequitable conduct and patent misuse defenses and an antitrust and unfair competition counterclaim. The company disclosed information about this lawsuit in its annual report on Form 10-K for the year ended June 30, 1994.

On October 1, 1994, the United States Environmental Protection Agency revised its designation of the company to de minimus potentially responsible party in administrative proceedings originally instituted on March 23, 1989. The company disclosed information about these proceedings in its annual report on Form 10-K for the year ended June 30, 1994.


ITEM 5:  OTHER INFORMATION

On October 14, 1994, the company appointed Christiane L. Midgley, worldwide general manager of the Wire and Cable Division; and Lars Larsen, corporate treasurer, to the position of vice president.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits

         EXHIBIT NO.                       DESCRIPTION
         -----------                       ------------
               4(e)       Credit Agreement dated as of September 29, 1994
               4(f)       Term Loan Agreement dated as of September 29, 1994
              27          Financial Data Schedule


         (b)     Reports on Form 8-K
                 None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RAYCHEM CORPORATION
                                                (Registrant)


Date:  November 10, 1994                /s/     RAYMOND J. SIMS
      ------------------            -------------------------------------
                                                Raymond J. Sims
                                           Senior Vice President and
                                            Chief Financial Officer
                                         (Principal Financial Officer)


                                        /s/     DEIDRA D. BARSOTTI
                                    -------------------------------------
                                                Deidra D. Barsotti
                                                Vice President and
                                                Corporate Controller
                                           (Principal Accounting Officer)