Form 10-Q
period 1994-12-31
RAYCHEM CORP
filed 1995-02-14
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

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

As of February 2, 1995, the registrant had outstanding 43,665,513 shares of Common Stock, $1.00 par value.

                              RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                                Page Number
                                                                                -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

    Consolidated Condensed Statements of Operations -
    Three and Six Months Ended December 31, 1994 and 1993                             1

    Consolidated Condensed Balance Sheets -
    December 31, 1994, and June 30, 1994                                              2

    Consolidated Condensed Statements of Cash
    Flows - Six Months Ended December 31, 1994 and 1993                               3

    Notes to Consolidated Condensed Financial
    Statements                                                                      4-9

  Item 2:   Management's Discussion and Analysis                                  10-18
            of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                                        19

  Item 4:  Submission of Matters to a Vote of Security Holders                     19-20

  Item 6:  Exhibits and Reports on Form 8-K                                         20


SIGNATURES                                                                          21

RAYCHEM CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands except share data)

(Unaudited)


                                                           Three Months Ended            Six  Months Ended
                                                               December 31,                 December 31,
                                                     ---------------------------   -----------------------------
                                                         1994*          1993           1994*           1993
                                                     ------------   ------------   ------------    -------------
Revenues                                             $    382,494   $    353,835   $    750,639    $     709,267
Cost of goods sold                                        184,648        187,984        367,507          371,714
Research and development expense                           28,748         35,306         55,977           68,920
Selling, distribution, and administrative
      expense                                             121,267        119,858        236,460          234,080
Provision for restructuring and
      divestitures                                            -               -          23,900               -
Loss on formation of Ericsson Raynet
      joint venture and other Raynet
      items                                                  (423)            -          31,300               -
Equity in net losses of affiliated
      companies                                            12,640            118         37,316              677
Interest expense, net                                       2,973          3,345          7,567            6,048
Other expense, net                                          1,507          2,493          5,116            4,780
                                                     ------------   ------------   ------------    -------------

Income (loss) before income taxes,
     extraordinary item, and change in
     accounting principle                                  31,134          4,731        (14,504)          23,048

Provision for income taxes                                 11,135          3,075         13,825           14,981
                                                     ------------   ------------   ------------    -------------

Income (loss) before extraordinary item
     and change in accounting principle                    19,999          1,656        (28,329)           8,067

Extraordinary item - (loss) adjustment
     related to early retirement of debt,
     net of $0 income taxes                                   756             -          (6,318)              -

Cumulative effect of change in
     accounting principle, net of
     $0 income taxes                                          -               -          (1,477)              -
                                                     ------------   ------------   ------------    -------------
Net income (loss)                                    $     20,755   $      1,656   $    (36,124)   $       8,067
                                                     ============   ============   ============    =============

Average number of common
    shares and equivalents outstanding                 44,225,536     43,171,602     43,394,465       43,065,406
                                                     ============   ============   ============    =============

Earnings (loss) per common share:
    Income (loss) before extraordinary
       item and change in accounting
       principle                                     $       0.45   $       0.04   $      (0.65)   $        0.19
   Extraordinary item                                        0.02            -            (0.15)             -
   Change in accounting principle                             -              -            (0.03)             -
                                                     ------------   ------------   ------------    -------------
   Net income (loss)                                 $       0.47   $       0.04   $      (0.83)   $        0.19
                                                     ============   ============   ============    =============

Dividends per common share                           $       0.08   $       0.08   $       0.16    $        0.16
                                                     ============   ============   ============    =============

*Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.


See accompanying notes to consolidated condensed financial statements.

RAYCHEM CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)

                                                                          (Unaudited)
                                                                       December 31, 1994*    June 30, 1994
                                                                       ------------------    -------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                             $   114,587         $    78,090
    Accounts receivable, net                                                  274,344             312,624
    Inventories:
       Raw materials                                                           80,463              99,129
       Work in process                                                         49,645              55,406
       Finished goods                                                          89,661              93,254
                                                                          -----------         -----------
    Total inventories                                                         219,769             247,789

    Prepaid taxes                                                              41,534              40,014
    Other current assets                                                       79,343              57,425
                                                                          -----------         -----------
 Total current assets                                                         729,577             735,942

 Property, plant, and equipment                                             1,072,035           1,110,695
    Less accumulated depreciation and amortization                            573,108             576,216
                                                                          -----------         -----------
 Net property, plant, and equipment                                           498,927             534,479

 Other assets                                                                 120,713             128,594
                                                                          -----------         -----------
Total assets                                                              $ 1,349,217         $ 1,399,015
                                                                          ===========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Notes payable to banks                                                $    25,555         $    26,986
    Accounts payable                                                           54,241              83,136
    Other accrued liabilities                                                 167,364             184,573
    Income taxes                                                               21,097              25,515
    Current maturities of long-term debt                                        1,649               3,881
                                                                          -----------         -----------
 Total current liabilities                                                    269,906             324,091

 Long-term debt                                                               258,869             244,681
 Deferred income taxes                                                         28,536              27,433
 Other long-term liabilities                                                   81,453              65,625
 Minority interest                                                              4,331               4,261
 Stockholders' equity:
    Preferred Stock, $1.00 par value
       Authorized: 15,000,000 shares;  Issued: none                               -                   -
    Common Stock, $1.00 par value
       Authorized: 72,150,000 shares
       Issued: 43,633,858 and 43,005,786 shares, respectively                  43,634              43,006
    Additional contributed capital                                            372,659             354,660
    Retained earnings                                                         276,826             319,905
    Currency translation                                                       15,693              16,077
    Treasury Stock, at cost (56,700 shares)                                    (2,013)                -
    Notes receivable from sale of stock                                          (677)               (724)
                                                                          -----------         -----------
 Total stockholders' equity                                                   706,122             732,924
                                                                          -----------         -----------
 Total liabilities and stockholders' equity                               $ 1,349,217         $ 1,399,015
                                                                          ===========         ===========

 * Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

 See accompanying notes to consolidated condensed financial statements.

RAYCHEM CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED DECEMBER 31 (IN THOUSANDS)

                                                                                             1994*               1993
                                                                                           --------           --------
Cash flows from operating activities:
   Net (loss) income                                                                       $(36,124)          $  8,067
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
      Provision for restructuring and divestitures, net of payments                          20,196             (3,696)
      Loss on formation of Ericsson Raynet joint venture                                     14,950                -
      Extraordinary loss from early retirement of debt                                       (1,043)               -
      Change in accounting principle                                                          1,477                -
      Depreciation and amortization                                                          32,994             38,975
      Deferred income tax benefit                                                              (680)                 3
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture formation,
         extraordinary item, and change in accounting principle:
         Accounts receivable                                                                   (867)           (26,665)
         Inventories                                                                         (2,532)           (23,309)
         Accounts payable and accrued liabilities                                           (28,356)           (10,779)
         Income taxes                                                                        (2,173)            (1,612)
         Other assets and liabilities                                                        19,814              4,838
                                                                                           --------           --------
Net cash provided by (used in) operating activities                                          17,656            (14,178)
                                                                                           --------           --------
Cash flows from investing activities:
   Investment in property, plant, and equipment                                             (49,166)           (51,288)
   Disposition of property, plant, and equipment                                              5,102              7,735
   Proceeds from sale of specified Raynet assets                                             40,000                -
   Purchase of investment                                                                    (1,000)               -
                                                                                           --------           --------
Net cash used in investing activities                                                        (5,064)           (43,553)
                                                                                           --------           --------
Cash flows from financing activities:
   Net proceeds from (payment of) short-term debt                                             3,085            (16,419)
   Proceeds from long-term debt                                                             225,378             15,880
   Payments of long-term debt                                                              (212,043)              (839)
   Common Stock issued under employee
      benefit plans                                                                          18,396             17,639
   Common stock repurchased                                                                  (2,013)               -
   Proceeds from repayments of stockholder notes receivable                                     278                160
   Cash dividends                                                                            (6,955)            (6,767)
                                                                                           --------           --------
Net cash provided by financing activities                                                    26,126              9,654
                                                                                           --------           --------
Effect of exchange rate changes on cash
   and cash equivalents                                                                      (2,221)            (2,180)
                                                                                           --------           --------
Increase (decrease) in cash and cash equivalents                                             36,497            (50,257)
Cash and cash equivalents at beginning
   of period                                                                                 78,090            133,946
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $114,587           $ 83,689
                                                                                           ========           ========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                                   $ 16,588           $  7,211
   Income taxes (net of refunds)                                                             10,687             12,682

* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.


See accompanying notes to consolidated condensed financial statements.

                              RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION
In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1994 and 1993, the financial position as of December 31, 1994 and the cash flows for the six months ended December 31, 1994 and 1993. The June 30, 1994 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1994. Certain prior-period amounts have been reclassified to conform with the fiscal 1995 financial statement presentation.

Results for the three- and six-months ended December 31, 1994, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, 1994, through December 31, 1994, on the equity basis of accounting.


BUSINESS SEGMENTS
Revenues and operating income (loss) by business segment are as follows:

                                                                         In thousands
                                         ------------------------------------------------------------------------
                                                 Three Months Ended                      Six Months Ended
                                                    December 31,                           December 31,
                                         ---------------------------------       --------------------------------
                                             1994*                1993               1994*              1993
                                         -------------        ------------       -------------      -------------
Revenues
    Electronics                            $144,891             $127,476           $284,990           $254,080
    Industrial                              130,558              108,611            252,420            221,349
    Telecommunications                      107,045              109,201            213,229            224,535
    Raynet                                        -                8,547                  -              9,303
                                           --------             --------           --------           --------
       Total revenues                      $382,494             $353,835           $750,639           $709,267
                                           ========             ========           ========           ========

Operating income (loss) before
provision for restructuring and
loss on formation of JV and
other Raynet items
    Electronics                            $ 24,566             $ 21,026           $ 47,068           $ 46,624
    Industrial                               28,112               16,246             51,541             37,911
    Telecommunications                       16,442               23,047             33,709             50,141
    Raynet                                        -              (28,964)                 -            (57,553)
    Corporate                               (21,289)             (20,668)           (41,623)           (42,570)
                                           --------             --------           --------           --------
       Total operating income              $ 47,831             $ 10,687           $ 90,695           $ 34,553
                                           ========             ========           ========           ========

Operating income (loss) including
provision for restructuring and
loss on formation of JV and
other Raynet items
    Electronics                    $ 24,566    $ 21,026    $ 47,068    $ 46,624
    Industrial                       28,112      16,246      51,541      37,911
    Telecommunications               16,442      23,047       9,809      50,141
    Raynet                              423     (28,964)    (31,300)    (57,553)
    Corporate                       (21,289)    (20,668)    (41,623)    (42,570)
                                   --------    --------    --------    --------
       Total operating income      $ 48,254    $ 10,687    $ 35,495    $ 34,553
                                   ========    ========    ========    ========

*Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.


CHANGE IN ACCOUNTING PRINCIPLE

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million for the six months ended December 31, 1994, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.


EXTRAORDINARY ITEM - LOSS FROM EARLY RETIREMENT OF DEBT

On September 30, 1994, the company gave irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt on November 1, 1994. Accordingly, the company recorded in the first quarter of 1995 an extraordinary loss of $7.1 million for the early retirement of debt. The extraordinary loss was comprised of an estimated $8.1 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement. The prepayment penalty was estimated based on interest rates at the time of notice. When paid, the prepayment penalty was $0.8 million less, which adjustment was recorded in the second quarter of 1995.


NEW ACCOUNTING STANDARD

In October 1994, the Financial Accounting Standards Board issued Statement
No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," which the company has adopted this quarter. Currently, the company has not entered into any interest rate risk management transactions. The company does not engage in foreign currency speculative transactions. The company has written policies that place all foreign currency forward and option transactions under the direction of corporate treasury and that restrict all derivative transactions to those intended for hedging purposes.

The company operates in more than 40 countries worldwide, with in excess of sixty percent of its revenues occurring outside the United States. The company attempts to limit its exposure to changing foreign currency exchange rates through both operational and financial market actions. The company manufactures its products in a number of locations around the world, and hence has a cost base that is well diversified over a number of European and Asian currencies as well as the U.S. dollar. This diverse base of local currency costs serves to counterbalance the income effect of potential changes in the value of the company's local currency denominated revenues. Also, the company denominates its third-party export sales in the currency of the selling Raychem entity, whenever possible.

Short-term exposures to changing foreign currency exchange rates are managed by financial market transactions, principally through the purchase of forward exchange contracts (with maturities usually less than three months) to hedge the non-functional currency denominated receivables and payables of the company's operating units. The related gains and losses are included in "other expense, net," as they arise. For the three- and six-month periods ended December 31, 1994, gains and losses from forward exchange contracts used to hedge receivables and payables totaled $0.4 million and $4.1 million, respectively. During these periods the company incurred total foreign exchange transaction losses of $1.6 million and $3.6 million, respectively. The total amount of exposure hedged as at December 31, 1994, was $155 million, reflecting hedging for trade and intercompany receivables, payables, and loans in non-functional currencies.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Exposures, at December 31, 1994, included $13.1 million in intercompany payables in non-functional currencies and $5.5 million of net monetary assets in foreign countries with the U.S. dollar as functional currency.

The company periodically enters into forward exchange contracts to hedge a portion of its foreign equity. The gains and losses on these contracts are included in "stockholders' equity."


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


RAYNET
On November 16, 1994, the company and L M Ericsson (Ericsson), a Swedish telecommunications company, formed a joint venture for the development, manufacture, and marketing of fiber-optic communications systems for telephone access networks worldwide. The joint venture, called "Ericsson Raynet," has taken over and is continuing the operations of the company's Raynet subsidiary, and is headquartered in Menlo Park, California. Ericsson Raynet has been organized as a partnership under Delaware law; the company's Raynet subsidiary holds the company's interest in the joint venture. Ericsson representatives constitute a majority of the Board of Managers of the joint venture.

In forming the joint venture, Raychem sold certain specified assets of its Raynet subsidiary to Ericsson in exchange for $40 million. Ericsson contributed the purchased assets to the joint venture, and Raynet contributed substantially all of its remaining assets and liabilities to the joint venture. Funding of the joint venture will initially be provided by the partners, generally 51% by Ericsson and 49% by Raynet.

During the first five to eight years of operation, subject to various conditions, substantially all of the profits of the joint venture up to $156 million will be allocated to Raynet; thereafter, profits of the joint venture will be shared 51/49 by Ericsson and Raynet, respectively. Ericsson's share of the joint venture's losses will be capped at $25 million for the fiscal year ending June 30, 1995. During the fiscal year ending June 30, 1996, up to $19.6 million of losses will be allocated to Ericsson and Raynet in a 51/49 ratio; additional losses, if any, of up to $10 million will be allocated 100% to Raynet; and additional losses, if any, will again be allocated to Ericsson and Raynet in a 51/49 ratio.

BellSouth Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet and held a royalty interest in the software related revenues of Raynet. With the creation of the joint venture, this royalty payment was reconfigured. Raychem paid BSE $10 million in 1994, and is required to make two additional payments of $10 million each over the next two calendar years. Raychem has agreed to make other royalty payments to BSE contingent upon the revenues and earnings performance of the joint venture. At such time as the joint venture achieves profitability, these royalty payments could approximate 36% of Raychem's distributions from the joint venture.

Ericsson has a right to purchase Raynet's interest in the joint venture at a fixed price for a limited period beginning November 16, 1996; and Ericsson and Raynet have call and put rights, respectively, on Raynet's interest in the joint venture exercisable at fair market value at any time after July 1, 1999. If any of these options are exercised, Raychem has agreed to pay BSE a portion of the purchase price received.

Reflected in the accompanying Statement of Operations for the six months ended December 31, 1994, is a pre-tax charge of $28 million which is the company's loss resulting from these transactions. For purposes of recording its loss, the company has discounted its obligations to BSE to their present value using a 7.97% discount rate.


INVESTMENTS
The financial position and results of operations of Ericsson Raynet, the only significant equity investment of the company, is summarized below:

                                   (Unaudited)                (Unaudited)
                               Three Months Ended          Six Months Ended
                                   December 31,               December 31,
                              ----------------------     ----------------------
                               1994(a)      1993(c)       1994(a)       1993(c)
                              ---------    ---------     --------      --------
Revenues                      $  6,959      $  8,547     $ 29,515      $  9,303
                              ========      ========     ========      ========

Gross profit (loss)           $ (5,990)     $ (7,786)    $ (8,959)     $(16,442)
Research and development
   expense                       8,922        11,188       20,646        21,708
Selling, distribution and
   administrative expense        9,687         9,990       19,626        19,403
Interest and other expense         865         1,002          909         1,820
                              --------      --------     --------      --------
Pretax loss                   $(25,464)     $(29,966)    $(50,140)     $(59,373)
                              ========      ========     ========      ========
Raychem's equity in loss      $(13,532)(b)  $(29,966)    $(38,208)(b)  $(59,373)
                              ========      ========     ========      ========

                                     (Unaudited)
                                     December 31,            June 30,
                                        1994(d)               1994(c)
                                     ------------          ------------
Current assets                         $51,882               $70,120
Non-current assets                      36,938                39,424

Current liabilities                    $46,351               $55,532
Non-current liabilities                    312                     0

(a) Results for the three and six months ended December 31, 1994, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, through December 31, 1994, on the equity basis of accounting as reflected in Raychem's financial statements.
(b) The joint venture agreement specifies varying profit and loss allocations to its partners as more fully described in the "Raynet" footnote above.
(c) Results for the three and six months ended December 31, 1993, and the balances as of June 30, 1994, are those of Raynet Corporation and subsidiaries as previously reported.
(d) Balances as of December 31, 1994, are those of Ericsson Raynet, reflected as an equity investment in Raychem's financial statements.


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

REPURCHASE OF COMMON STOCK

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be used to offset the dilution caused by the company's employee stock plans. The company has repurchased 100,000 shares, of which 56,700 shares settled and were held as treasury stock at December 31, 1994.

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


SUBSEQUENT EVENTS

On January 2, 1995, the company entered into a revolving credit agreement with its Ericsson Raynet joint venture. The company committed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. The credit agreement stipulates that borrowings under the agreement will be interest-free, and imposes no covenants or restrictions on the joint venture's operations. Ericsson has also entered into a similar agreement with the joint venture.

On January 17, 1995, the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on March 8, 1995, to stockholders of record as of February 8, 1995.

                              RAYCHEM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The company reported second quarter 1995 net income of $21 million, or $0.47 per share, versus net income of $2 million, or $0.04 per share, in the second quarter of 1994. Revenues increased to $382 million in the second quarter of 1995 from $354 million in the comparable prior-year period, which included $9 million in revenues from Raynet. This represents a 5% increase over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). For the six months ended December 31, 1994, net loss was $36 million, or $0.83 per share, compared to net income of $8 million, or $0.19 per share, for the same period in the prior year. Revenues for the six-month period ended December 31, 1994, increased 3% over the prior-year period on a constant currency basis to $751 million.

Results for the three- and six-months ended December 31, 1994, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, 1994, through December 31, 1994, (the "Raynet" results) on the equity basis of accounting.

Excluding the effect of Raynet, Raychem's "ongoing" pretax income increased to $44 million in the three months ended December 31, 1994, from $35 million in the year-ago quarter which was adversely affected by currency movements in Europe. Raynet's pretax loss for the quarter was $13 million, which was primarily attributable to losses incurred through November 16, 1994, compared with a $30 million loss in the previous year's second quarter when Raynet was a wholly owned Raychem subsidiary. Pretax income for the six months ended December 31, 1994, included a $24 million provision for restructuring of the telecommunications business segment and a Raynet pretax loss of $70 million, which included a $28 million loss on formation of the Ericsson Raynet joint venture, equity in loss of $38 million and $3 million of other Raynet items. Raychem's results are summarized as follows:

PRETAX INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND CHANGE                       Three Months Ended                Six Months Ended
IN ACCOUNTING PRINCIPLE                                 December 31,                     December 31,
(in millions)                                      1994             1993            1994             1993
                                                   ----             ----            ----             ----
Core business:
         "Ongoing" pretax income                   $ 44             $ 35             $ 79            $ 82
         Provision for restructuring
            and divestitures                          -                -              (24)              -
                                                   ----             ----             ----            ----
Core business pretax income                          44               35               55              82
Raynet pretax loss                                  (13)             (30)             (70)            (59)
                                                   ----             ----             ----            ----
Consolidated                                       $ 31             $  5             $(15)           $ 23
                                                   ====             ====             ====            ====

The results for the six months ended December 31, 1994, include an extraordinary loss of $6.3 million (recorded as $7.1 million in the first quarter and adjusted by $0.8 million in the second quarter), or $0.15 per share, for the early retirement of debt following payment by the company of its 9.55% privately placed senior notes. In addition, the company adopted in the first quarter, effective July 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS
112). The cumulative effect of this accounting change (a charge of $1.5 million, or $0.03 per share) has been reflected in the 1995 first half results.

The following discussion of the results of operations is presented based on the company's business segments--electronics, industrial, and telecommunications-- (which along with the corporate groups are referred to collectively as the "core business") and on Raynet. The condensed consolidating financial statements included on pages 16 through 18 supplement the discussion.

CORE BUSINESS OPERATIONS

Core business revenues for the second quarter of 1995 increased to $382 million from $345 million in the prior-year period. Revenue growth was 7% on a constant currency basis. Revenues for the six months ended December 31, 1994, were $751 million compared to $700 million in the comparable prior-year period, a constant currency increase of 4%.

Revenues in the electronics business segment were $145 million in the second quarter of 1995 compared to $127 million in the prior-year period, a 10% constant currency increase over the prior-year quarter. The PolySwitch and Thermofit divisions contributed significantly to the revenue growth. The PolySwitch division decreased its prices substantially compared to the prior year while sales increased in all geographic regions. The Thermofit division experienced particularly strong growth in Europe and in the worldwide automotive market. In addition, Elo TouchSystems experienced strong U.S. growth. Incoming orders during the quarter were slightly less than shipments for the segment. Operating income grew to $25 million from $21 million a year ago reflecting increased sales volume. Revenues for the six months ended December 31, 1994, were $285 million compared to $254 million in the comparable prior-year period. Operating income for the six months ended December 31, 1994 and 1993, was $47 million, unchanged due to increased operating expenses in growth divisions.

Revenues in the industrial business segment for the three months ended December 31, 1994, were $131 million, up from $109 million, a 16% constant currency increase over the prior-year period. The strong growth was due to the Electrical Products (EPD) and Chemelex divisions. Chemelex sales were especially strong in North America, while EPD experienced strong growth in North America and Europe. Incoming orders in the second quarter were approximately equal to shipments for the industrial business segment.
Operating income increased to $28 million from $16 million a year ago reflecting higher sales volumes and an increase in gross profit percentage over the prior year which was adversely affected by exchange rate movements. Revenues for the six months ended December 31, 1994, were $252 million versus $221 million in the comparable prior-year period. Operating income was $52 million, $14 million higher than the comparable prior-year period reflecting the strong revenues in EPD and Chemelex divisions and improved gross profit percentage, partially offset by weakness in the Ultratec division due to a lack of pipeline construction projects worldwide and continued softness in its European base business.

Revenues in the telecommunications business segment decreased to $107 million from $109 million in the second quarter of the prior year, a 5% decrease in constant currency terms from the prior-year quarter. Sales were down in Asia, but flat in Europe, despite a sales decline in Germany. The segment's North American sales improved versus the year-ago quarter, and sales were little changed in Latin America. Orders received in the second quarter of 1995 were $9 million less than sales in the quarter. Operating income was $16 million versus $23 million in the year-ago quarter due to adverse product and geographic mix and higher operating expenses. Revenues for the six months ended December 31, 1994, were $213 million compared to $225 million in the comparable prior-year period. Excluding the previously described restructuring charge, operating income declined $16 million to $34 million for the six months ended December 31, 1994, due to lower sales and higher operating expenses. Fiscal 1995 revenues for the telecommunications business segment will likely be lower than the prior year resulting from a general market shift away from the copper telephony network and an expected decline in Asia and Latin America sales. While the company is introducing new products into other market segments of the outside plant network, sales of these new products, which carry lower margins, are not yet sufficient to offset the decline in sales of copper closures. This adverse geographic and product mix is expected to offset restructuring savings so that telecommunications' fiscal 1995 profitability will likely be lower than the prior year.

Provision for Restructuring and Divestitures

On October 11, 1994, the company announced a major restructuring of its telecommunications business segment. As a result, the core business incurred a pretax charge of $24 million for restructuring and divestitures in the first quarter of 1995. The segment's restructuring charge included $13 million for severance costs related to a net workforce reduction of 340 employees, resulting from the closure of telecommunications' manufacturing operations in Germany and the restructuring of its North American activities. The remaining charge of $11 million related to plant consolidations and the shutdown of unprofitable product lines. The restructuring is expected to be substantially complete by June 30, 1995, and will result in approximately $24 million of annualized savings, of which $9 million of savings is expected in fiscal 1995. Substantially all of the savings are cash related.

The following table sets forth the company's restructuring charge for the six month period ended December 31, 1994. All charges, excluding asset writedowns, are cash in nature and are expected to be incurred in fiscal year 1995 and funded through operating cash flow.

                                                     Provision for Restructuring and Divestitures
                                                   -----------------------------------------------
                                                   Employee      Asset
                                                   Severance   Writedowns   Leases   Other   Total
                                                   ---------   ----------   ------   -----   -----
                                                                       (in millions)
1995 Provision:
   Telecommunications:
      Employee severance                              $13          $-         $-       $-     $13
      Assets to be sold                                 -           5          -        1       6
      Discontinued product inventory                    -           3          -        -       3
      Vacated buildings                                 -           -          1        -       1
Other                                                   -           -          -        1       1
                                                      ---          --         --       --     ---
Total 1995 Provision                                  $13          $8         $1       $2     $24
                                                      ===          ==         ==       ==     ===

The company has implemented a number of programs over the past three years to restructure the core business. Reserves which were established in prior fiscal years have largely been used, and the remaining balances, if any, are immaterial. The following table sets forth the company's 1995 telecommunications restructuring reserve as of December 31, 1994:

                                                                Restructuring Reserves
                                                                ----------------------
                                                   Employee      Asset
                                                   Severance   Writedowns   Leases   Other   Total
                                                   ---------   ----------   ------   -----   -----
                                                                     (in millions)
Reserve Balances, July 1, 1994:                       $  -         $ -        $-      $-      $ -

   1995 provision                                       13           8         1       2       24
   Cash payments                                       (1)           -         -       -       (1)
   Non-cash items                                       -           (8)        -       -       (8)
                                                      ---          ---        --      --      ---
Reserve Balance, December 31, 1994:                   $12          $ -        $1      $2      $15
                                                      ===          ===        ==      ==      ===

As of December 31, 1994, 205 employees have separated from the company following the telecommunications announcement in the first quarter, although severance will not be paid until the end of the notice period.

Extraordinary Item - Loss From Early Retirement of Debt

On September 30, 1994, the company gave irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt on November 1, 1994. Accordingly, the company recorded in the first quarter of 1995 an extraordinary loss of $7.1 million for the early retirement of debt. The extraordinary loss is comprised of an estimated $8.1 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement. The prepayment penalty was estimated based on interest rates at the time of notice. When paid, the prepayment penalty was $0.8 million less, which adjustment was recorded in the second quarter of 1995.

Change in Accounting Principle

The company adopted FAS 112 effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million for the six months ended December 31, 1994, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.

New Accounting Standard

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," which the company adopted in the second quarter. For the disclosures, see "New Accounting Standard" in the notes to the consolidated condensed financial statements.

RAYNET OPERATIONS

The pretax loss attributable to Raynet was $13 million for the second quarter of 1995, principally due to losses incurred through November 16, 1994. The joint venture agreement provides that Ericsson's share of the joint venture's losses will be capped at

$25 million for the fiscal year ending June 30, 1995. Accordingly, $12 million of equity losses in the second quarter were absorbed by Ericsson. Raynet was consolidated in the previous year's second quarter when it was a wholly owned Raychem subsidiary and reported revenues of $9 million and a pretax loss of $30 million. Raynet's second quarter 1994 results also included a $2 million severance provision reflecting a restructuring and work force reduction of approximately 80 people throughout the organization. Pretax loss of $70 million for the six months ended December 31, 1994, includes a $28 million loss on formation of the Ericsson Raynet joint venture, equity in loss of $38 million, and $3 million of other Raynet items. Revenues in the comparable prior-year period were $9 million and pretax loss was $59 million. For selected financial data on Ericsson Raynet, see "Investments" in the notes to the consolidated condensed financial statements.

Loss on Formation of Ericsson Raynet Joint Venture

In the first quarter of 1995, the company recorded a pre-tax charge of $28 million which was the company's estimate of the loss which would result from transactions relating to the formation of the Ericsson Raynet joint venture. This amount was previously presented as a core business item, but has been reclassified to conform to the current presentation. For details on the loss, see "Raynet" in the notes to the consolidated condensed financial statements.

OUTLOOK

As described earlier, fiscal 1995 revenues for the telecommunications business segment will likely be lower than the prior year resulting from a general market shift away from the copper telephony network and an expected decline in Asia and Latin America sales. While the company is introducing new products into other market segments of the outside plant network, sales of these new products, which carry lower margins, are not yet sufficient to offset the decline in sales of copper closures. This adverse geographic and product mix is expected to offset restructuring savings so that telecommunications' fiscal 1995 profitability will likely be lower than the prior year. In addition, Ultratec revenues and profitability are expected to be lower in 1995 as compared to the prior year. Overall, the company believes that there will be moderate sales growth in the core business, in constant currency terms, for the remainder of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED

Debt exceeded cash by $171 million at December 31, 1994, compared to $197 million at June 30, 1994. Debt net of cash decreased $26 million in the first six months of 1995, compared to an increase in debt net of cash of $45 million in the first six months of 1994. The decrease in debt net of cash results from cash proceeds from the Ericsson Raynet joint venture transaction and improved cash flow from operations. In addition, in accordance with the joint venture agreement, the parties completed their initial funding of the joint venture which resulted in Raychem receiving $17 million of amounts previously advanced to fund Raynet's operations.

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

At December 31, 1994, the company had $115 million in cash and cash equivalents, $240 million in committed credit facilities (of which $3 million was utilized) and approximately $174 million in various uncommitted credit facilities (of which $37 million was utilized).

On January 2, 1995, the company entered into a revolving credit agreement with its Ericsson Raynet joint venture. The company committed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. The credit agreement stipulates that borrowings under the arrangement will be interest-free, and imposes no covenants or restrictions on the joint venture's operations. Ericsson has also entered into a similar agreement with the joint venture.

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all of the company's needs for working capital, normal capital expenditures, Ericsson Raynet funding requirements, scheduled debt repayments, and anticipated dividends.

CORE BUSINESS

Inventory, as measured by the number of days of inventory on hand, improved to 109 days for the second quarter compared to 114 days for the year-ago period. Receivables, as measured by the number of billing days outstanding, increased to 64 days at December 31, 1994, compared to 61 days at December 31, 1993.

Capital expenditures of $49 million in the first half of 1995 increased slightly from $46 million in the prior-year period. In the first quarter of 1994, the company received $4 million from the sale of a building in the United States.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Operations
(in thousands)

                                                                         THREE MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                                              -----------------------------------------------------------------
                                                                 CORE BUSINESS             RAYNET               CONSOLIDATED
                                                              -------------------   ---------------------   -------------------
                                                                1994*      1993       1994*       1993       1994*      1993
                                                              --------   --------   --------   ----------   --------   --------
Revenues                                                      $382,494   $345,288   $     -     $   8,547   $382,494   $353,835
Cost of goods sold                                             184,648    171,651         -        16,333    184,648    187,984
Research and development expense                                28,748     24,118         -        11,188     28,748     35,306
Selling, distribution, and administrative expense              121,267    109,868         -         9,990    121,267    119,858
Loss on formation of Ericsson Raynet joint
   venture and other Raynet items                                   -          -        (423)          -        (423)        -
Equity in net (earnings) losses of affiliated companies           (892)       118     13,532           -      12,640        118
Interest expense, net                                            2,973      2,597         -           748      2,973      3,345
Other expense, net                                               1,507      2,239         -           254      1,507      2,493
                                                              --------   --------   --------   ----------   --------   --------
Income (loss) before income taxes and extraordinary item        44,243     34,697    (13,109)     (29,966)    31,134      4,731
Provision for income taxes                                      11,135      3,073         -             2     11,135      3,075
                                                              --------   --------   --------   ----------   --------   --------
Income (loss) before extraordinary item                         33,108     31,624    (13,109)     (29,968)    19,999      1,656
Extraordinary item - adjustment related to early
   retirement of debt, net of $0 income taxes                      756         -          -           -          756         -
                                                              --------   --------   --------   ----------   --------   --------
Net income (loss)                                             $ 33,864   $ 31,624   $(13,109)   $(29,968)   $ 20,755   $  1,656
                                                              ========   ========   ========    ========    ========   ========



                                                                           SIX MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                                              ----------------------------------------------------------------
                                                                 CORE BUSINESS             RAYNET               CONSOLIDATED
                                                              -------------------   --------------------   -------------------
                                                                1994*      1993       1994*       1993       1994*      1993
                                                              --------   --------   --------   ---------   --------   --------
Revenues                                                      $750,639   $699,964   $     -     $  9,303   $750,639   $709,267
Cost of goods sold                                             367,507    345,969         -       25,745    367,507    371,714
Research and development expense                                55,977     47,212         -       21,708     55,977     68,920
Selling, distribution, and administrative expense              236,460    214,677         -       19,403    236,460    234,080
Provision for restructuring and divestitures                    23,900         -          -           -      23,900         -
Loss on formation of Ericsson Raynet joint
   venture and other Raynet items                                   -          -      31,300          -      31,300         -
Equity in net (earnings) losses of affiliated companies           (892)       677     38,208          -      37,316        677
Interest expense, net                                            7,567      4,558         -        1,490      7,567      6,048
Other expense, net                                               5,116      4,450         -          330      5,116      4,780
                                                              --------   --------   --------   ---------   --------   --------
(Loss) income before income taxes, extraordinary
   item, and change in accounting principle                     55,004     82,421    (69,508)    (59,373)   (14,504)    23,048
Provision for income taxes                                      13,825     14,948         -           33     13,825     14,981
                                                              --------   --------   --------   ---------   --------   --------
(Loss) income before extraordinary item
   and change in accounting principle                           41,179     67,473    (69,508)    (59,406)   (28,329)     8,067
Extraordinary item - loss from early retirement of
   debt, net of $0 income taxes                                 (6,318)        -          -           -      (6,318)        -
Cumulative effect of change in accounting
   principle, net of $0 income taxes                            (1,477)        -          -           -      (1,477)        -
                                                              --------   --------   --------   ---------   --------   --------
Net (loss) income                                             $ 33,384   $ 67,473   $(69,508)  $ (59,406)  $(36,124)  $  8,067
                                                              ========   ========   ========   =========   ========   ========

* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

RAYCHEM CORPORATION
Condensed Consolidating Balance Sheets
(in thousands)

                                                CORE BUSINESS                      RAYNET                    CONSOLIDATED
                                        --------------------------      -------------------------     --------------------------
                                        (Unaudited)                     (Unaudited)                   (Unaudited)
                                         12/31/94*       06/30/94        12/31/94*       06/30/94      12/31/94*       06/30/94**
                                        -----------    -----------      -----------      --------     -----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents             $  114,587      $   75,384      $         -      $  2,706      $  114,587      $   78,090
  Accounts receivable, net                 274,344         275,904                -        36,720         274,344         312,624
  Inventories                              219,769         220,116                -        27,673         219,769         247,789
  Other current assets                     120,877          94,418                -         3,021         120,877          97,439
                                        ----------      ----------      -----------      --------      ----------      ----------
Total current assets                       729,577         665,822                -        70,120         729,577         735,942
                                        ----------      ----------      -----------      --------      ----------      ----------

Net property, plant, and equipment         498,927         507,474                -        27,005         498,927         534,479
Other assets, including investment
  in Raynet                                120,713         170,187                -        12,419         120,713         128,594
                                        ----------      ----------      -----------      --------      ----------      ----------
Total assets                            $1,349,217      $1,343,483      $         -      $109,544      $1,349,217      $1,399,015
                                        ==========      ==========      ===========      ========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                $   25,555      $   24,183      $         -      $  2,803      $   25,555      $   26,986
  Intercompany accounts
     payable (receivable)                        -         (12,532)               -        12,532               -               -
  Accounts payable                          54,241          61,939                -        21,197          54,241          83,136
  Other current liabilities                190,110         194,969                -        19,000         190,110         213,969
                                        ----------      ----------      -----------      --------      ----------      ----------
Total current liabilities                  269,906         268,559                -        55,532         269,906         324,091
                                        ----------      ----------      -----------      --------      ----------      ----------

Long-term debt                             258,869         244,681                -             -         258,869         244,681
Other long-term liabilities                109,989          93,058                -             -         109,989          93,058
Minority interest                            4,331           4,261                -             -           4,331           4,261

Stockholders' equity                       706,122         732,924                -        54,012         706,122         732,924
                                        ----------      ----------      -----------      --------      ----------      ----------
Total liabilities and
  stockholders' equity                  $1,349,217      $1,343,483      $         -      $109,544      $1,349,217      $1,399,015
                                        ==========      ==========      ===========      ========      ==========      ==========

* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.
**  Consolidated balances reflect eliminations of intercompany transactions.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                                            SIX MONTHS ENDED DECEMBER 31, (UNAUDITED)
                                                                 -----------------------------------------------------------------
                                                                     CORE BUSINESS            RAYNET               CONSOLIDATED
                                                                 -------------------   --------------------    -------------------
                                                                   1994*      1993      1994*        1993        1994*      1993
                                                                 --------   --------   -------     --------    --------   --------
Net cash provided by (used in) operating activities              $ 17,656   $ 55,139   $   -       $(69,317)   $ 17,656   $(14,178)
                                                                 --------   --------   -------     --------    --------   --------
Cash flows from investing activities:
  Investment in property, plant, and equipment                    (49,166)   (45,895)      -         (5,393)    (49,166)   (51,288)
  Disposition of property, plant, and equipment                     5,102      7,735       -            -         5,102      7,735
  Proceeds from sale of specified Raynet Assets                    40,000        -         -            -        40,000        -
  Purchase of investment                                           (1,000)       -         -            -        (1,000)       -
                                                                 --------   --------   -------     --------    --------   --------
Net cash used in investing activities                              (5,064)   (38,160)      -         (5,393)     (5,064)   (43,553)
                                                                 --------   --------   -------     --------    --------   --------
Cash flows from financing activities:
  Proceeds from (payment of) debt                                  16,420     (1,378)      -            -        16,420     (1,378)
  Proceeds from (payment of) intercompany loans                       -      (48,962)      -         48,962         -          -
  Common Stock issued under employee benefit plans                 18,396     17,639       -            -        18,396     17,639
  Common Stock repurchased                                         (2,013)       -         -            -        (2,013)       -
  Proceeds from repayments of stockholder notes receivable            278        160       -            -           278        160
  Cash dividends                                                   (6,955)    (6,767)      -            -        (6,955)    (6,767)
                                                                 --------   --------   -------     --------    --------   --------
Net cash provided by (used in) financing activities                26,126    (39,308)      -         48,962      26,126      9,654
                                                                 --------   --------   -------     --------    --------   --------
Effect of exchange rate changes on cash and cash equivalents       (2,221)    (2,131)      -            (49)     (2,221)    (2,180)
                                                                 --------   --------   -------     --------    --------   --------
Increase (decrease) in cash and cash equivalents                 $ 36,497   $(24,460)  $   -       $(25,797)   $ 36,497   $(50,257)
                                                                 ========   ========   =======     ========    ========   ========

* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

                              RAYCHEM CORPORATION
                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On January 13, 1995, the company's motion to dismiss the related lawsuits against the company by Creole Engineering Co. and Unit Process Company was granted in its entirety. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1994.

On January 5, 1995, the company and its insurers agreed to settle the property damage claims in the lawsuit initiated by Culinary Foods against the company for $8.5 million, of which the company will be required to pay a $1 million insurance deductible. Subsequently, the personal injury claims in the Culinary Foods action were settled for $1.05 million, which is to be funded entirely from insurance proceeds. These settlements are subject to court approval and entry of consent judgment. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended
June 30, 1994.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      On November 9, 1994,  the company held its Annual Meeting of the
         Stockholders.

(b)      The following Directors were elected:

                                                                           Votes
                 Name                            Votes For                Withheld
                 ----                            ----------               --------
                 Paul M. Cook                    35,386,045               191,007
                 Richard Dulude                  35,393,937               183,115
                 James F. Gibbons                35,399,396               177,656
                 John P. McTague                 35,386,651               190,401
                 Dean O. Morton                  35,398,787               178,265
                 Robert J. Saldich               35,398,303               178,748
                 Isaac Stein                     35,383,461               193,590
                 Cyril J. Yansouni               35,383,807               193,245

(c)      The following other matters were voted upon:

         1. Approval of amendments to the company's Amended and Restated 1984 Employee Stock Purchase Plan and Amended and Restated 1985 Supplemental Employee Stock Purchase Plan to increase by 700,000 shares the aggregate number of shares issuable under the two plans.

                          Affirmative Votes:                      31,112,081
                          Negative Votes:                          3,792,335
                          Abstentions:                               672,636

         2. Approval of an amendment to the company's 1990 Incentive Plan to limit the number of shares with respect to which options may be granted to no more than 200,000 shares to any one participant in any one-year period.

                          Affirmative Votes:                      33,002,866
                          Negative Votes:                          1,899,307
                          Abstentions:                               674,878

         3. Approval of an amendment to the 1990 Incentive Plan to extend up to five years the period during which awards granted on or after August 12, 1994, may be exercised following retirement from the company.

                          Affirmative Votes:                      24,523,189
                          Negative Votes:                         10,371,323
                          Abstentions:                               682,539

         4. Ratification of the appointment by the company's Board of Directors of Price Waterhouse LLP to audit the accounts of the company and its subsidiaries for the 1995 fiscal year.

                          Affirmative Votes:                      35,444,158
                          Negative Votes:                             48,956
                          Abstentions:                                83,937


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits

                 EXHIBIT NO.               DESCRIPTION
                 -----------               ------------
                     27           Financial Data Schedule


         (b)     Reports on Form 8-K

                 The company filed a Current Report on Form 8-K dated November 16, 1994, the date on which the company and L M Ericsson, a Swedish telecommunications company, formed a joint venture for the development, manufacture, and marketing of fiber-optic communications systems for telephone access networks worldwide. The joint venture, called "Ericsson Raynet," has taken over and is continuing the operations of the company's Raynet subsidiary. Pro forma financial information to give effect to the formation of the Ericsson Raynet joint venture was filed as an amendment to the Form 8-K on January 6, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                RAYCHEM CORPORATION
                                                    (Registrant)


Date:     February 13, 1995                     /s/  RAYMOND J. SIMS
      -------------------------            -------------------------------
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