Form 10-Q
period 1995-03-31
RAYCHEM CORP
filed 1995-05-12
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

As of April 28, 1995, the registrant had outstanding 43,897,574 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                 Page Number
                                                                 -----------


PART I. FINANCIAL INFORMATION

   Item 1:  Financial Information

     Consolidated Condensed Statements of Operations -
     Three and Nine Months Ended March 31, 1995 and 1994             1

     Consolidated Condensed Balance Sheets -
     March 31, 1995, and June 30, 1994                               2

     Consolidated Condensed Statements of Cash
     Flows - Nine Months Ended March 31, 1995 and 1994               3

     Notes to Consolidated Condensed Financial
     Statements                                                    4-10

   Item 2:   Management's Discussion and Analysis                 11-20
             of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

   Item 1:  Legal Proceedings                                       21

   Item 5:  Other Information                                       21

   Item 6:  Exhibits and Reports on Form 8-K                        22


SIGNATURES                                                          23


                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                                        Three Months Ended                      Nine Months Ended
                                                             March 31,                              March 31,
                                                  -----------------------------          -----------------------------
                                                     1995*              1994                 1995*            1994
                                                  -----------       -----------          -----------       -----------
  Revenues                                        $   368,784       $   361,278          $ 1,119,423       $ 1,070,545
  Cost of goods sold                                  184,066           195,509              551,573           567,223
  Research and development expense                     29,700            31,757               85,677           100,677
  Selling, distribution, and administrative
     expense                                          119,719           122,507              356,179           356,587
  Provision for restructuring and
     divestitures                                           -                 -               23,900                 -
  Loss on formation of Ericsson Raynet
     joint venture and other Raynet
     items                                                931                 -               32,231                 -
  Equity in net losses of affiliated
     companies                                         10,953                79               48,269               756
  Interest expense, net                                 2,799             3,215               10,366             9,263
  Other expense, net                                    2,054               816                7,170             5,596
                                                  -----------       -----------          -----------       -----------
  Income before income taxes,
     extraordinary item, and change
     in accounting principle                           18,562             7,395                4,058            30,443

  Provision for income taxes                            7,666             6,329               21,491            21,310
                                                  -----------       -----------          -----------       -----------
  Income (loss) before extraordinary item
     and change in accounting principle                10,896             1,066              (17,433)            9,133

  Extraordinary item - loss related
     to early retirement of debt,
     net of $0 income taxes                                 -                 -               (6,318)                -
  Cumulative effect of change in
     accounting principle, net of
     $0 income taxes                                        -                 -               (1,477)                -
                                                  -----------       -----------          -----------       -----------
  Net income (loss)                               $    10,896             1,066          $   (25,228)      $     9,133
                                                  ===========       ===========          ===========       ===========
  Average number of common
     shares and equivalents outstanding            44,434,345        43,438,898           43,477,582        43,188,841
                                                  ===========       ===========          ===========       ===========
  Earnings (loss) per common share:
     Income (loss) before extraordinary
        item and change in accounting
        principle                                 $      0.25       $      0.02                (0.40)      $      0.21
     Extraordinary item                                     -                 -                (0.15)                -
     Change in accounting principle                         -                 -                (0.03)                -
                                                  -----------       -----------          -----------       -----------
     Net income (loss)                            $      0.25       $      0.02                (0.58)      $      0.21
                                                  ===========       ===========          ===========       ===========

  Dividends per common share                      $      0.08       $      0.08                 0.24       $      0.24
                                                  ===========       ===========          ===========       ===========


  *Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

  See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  (UNAUDITED)
                                                                MARCH 31, 1995*         June 30, 1994
                                                                ---------------         -------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                    $   144,808            $    78,090
     Accounts receivable, net                                         286,898                312,624
     Inventories:
       Raw materials                                                   82,491                 99,129
       Work in process                                                 52,477                 55,406
       Finished goods                                                 104,663                 93,254
                                                                  -----------            -----------
     Total inventories                                                239,631                247,789

     Prepaid taxes                                                     40,589                 40,014
     Other current assets                                              85,048                 57,425
                                                                  -----------            -----------
   Total current assets                                               796,974                735,942

   Property, plant, and equipment                                   1,148,498              1,110,695
     Less accumulated depreciation and amortization                   619,390                576,216
                                                                  -----------            -----------
   Net property, plant, and equipment                                 529,108                534,479

   Other assets                                                       114,516                128,594
                                                                  -----------            -----------
   TOTAL ASSETS                                                   $ 1,440,598            $ 1,399,015
                                                                  ===========            ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Notes payable to banks                                       $    26,217            $    26,986
     Accounts payable                                                  62,152                 83,136
     Other accrued liabilities                                        182,637                184,573
     Income taxes                                                      17,805                 25,515
     Current maturities of long-term debt                               1,435                  3,881
                                                                  -----------            -----------
   Total current liabilities                                          290,246                324,091


   Long-term debt                                                     263,367                244,681
   Deferred income taxes                                               29,370                 27,433
   Other long-term liabilities                                         93,628                 65,625
   Minority interest                                                    4,587                  4,261
   Stockholders' equity:
     Preferred Stock, $1.00 par value
       Authorized: 15,000,000 shares; Issued: none                          -                      -
     Common Stock, $1.00 par value
       Authorized: 72,150,000 shares
       Issued: 43,748,677 and 43,005,786 shares, respectively          43,749                 43,006
     Additional contributed capital                                   375,569                354,660
     Retained earnings                                                282,191                319,905
     Currency translation                                              62,395                 16,077
     Treasury Stock, at cost (95,899 shares)                           (3,839)                     -
     Notes receivable from sale of stock                                 (665)                  (724)
                                                                  -----------            -----------
   Total stockholders' equity                                         759,400                732,924
                                                                  -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,440,598            $ 1,399,015
                                                                  ===========            ===========


   * Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

   See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31 (IN THOUSANDS)                                                   1995*          1994
- ----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net (loss) income                                                                     $(25,228)    $   9,133
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments                        14,924        (4,106)
      Loss on formation of Ericsson Raynet joint venture                                   14,950             -
      Equity in net losses of affiliated companies                                         19,024             -
      Extraordinary loss from early retirement of debt                                     (1,043)            -
      Change in accounting principle                                                        1,477             -
      Depreciation and amortization                                                        50,413        61,113
      Deferred income tax benefit                                                            (152)          199
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture formation, extraordinary item, and change in accounting principle:
         Accounts receivable                                                                3,835       (35,048)
         Inventories                                                                       (6,627)      (27,902)
         Accounts payable and accrued liabilities                                         (15,042)       10,469
         Income taxes                                                                        (800)       13,308
         Other assets and liabilities                                                      24,842        (6,084)
                                                                                       ----------    ----------
Net cash provided by operating activities                                                  80,573        21,082
                                                                                       ----------    ----------
Cash flows from investing activities:
   Investment in property, plant, and equipment                                           (69,627)      (73,524)
   Disposition of property, plant, and equipment                                            6,755         7,297
   Proceeds from sale of specified Raynet assets                                           40,000             -
   Advances to Ericsson Raynet                                                            (12,451)            -
   Cost of acquisition, net of cash acquired                                               (3,930)            -
   Purchase of investment                                                                  (1,000)            -
                                                                                       ----------    ----------
Net cash used in investing activities                                                     (40,253)      (66,227)
                                                                                       ----------    ----------
Cash flows from financing activities:
   Net proceeds from (payment of) short-term debt                                           3,149        (5,454)
   Proceeds from long-term debt                                                           225,498        17,022
   Payments of long-term debt                                                            (212,427)       (1,755)
   Common Stock issued under employee
      benefit plans                                                                        30,736        26,826
   Common stock repurchased                                                               (15,192)            -
   Proceeds from repayments of stockholder notes receivable                                   294           162
   Cash dividends                                                                         (10,452)      (10,185)
                                                                                       ----------    ----------
Net cash provided by financing activities                                                  21,606        26,616
Effect of exchange rate changes on cash                                                ----------    ----------
   and cash equivalents                                                                     4,792        (1,137)
                                                                                       ----------    ----------
Increase (decrease) in cash and cash equivalents                                           66,718       (19,666)
Cash and cash equivalents at beginning of period                                           78,090       133,946
                                                                                       ----------    ----------
Cash and cash equivalents at end of period                                             $  144,808    $  114,280
                                                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                               $  20,812     $   17,714
   Income taxes (net of refunds)                                                          18,443          4,469



* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1995 and 1994, the financial position as of March 31, 1995 and the cash flows for the nine months ended March 31, 1995 and 1994. The June 30, 1994 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1994. Certain prior-period amounts have been reclassified to conform with the fiscal 1995 financial statement presentation.

Results for the three and nine months ended March 31, 1995, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, 1994, through March 31, 1995, on the equity basis of accounting.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                                                            In thousands
                                           ---------------------------------------------------------------------------
                                                Three Months Ended                           Nine Months Ended
                                                      March 31,                                    March 31,
                                           ------------------------------------    -----------------------------------
                                                1995*                1994                1995*                1994
                                           --------------       --------------     ----------------       ------------
Revenues
     Electronics                           $     156,463        $     130,384      $       441,453        $   384,464
     Industrial                                  115,766              114,903              368,186            336,252
     Telecommunications                           96,555              101,762              309,784            326,297
     Raynet                                            -               14,229                    -             23,532
                                           -------------        -------------      ---------------        -----------
        Total revenues                     $     368,784        $     361,278      $     1,119,423        $ 1,070,545
                                           =============        =============      ===============        ===========
Operating income (loss) before
provision for restructuring and
loss on formation of JV and
other Raynet items
     Electronics                           $      25,504        $      19,416      $        72,572        $    66,040
     Industrial                                   17,500               20,502               69,041             58,413
     Telecommunications                           13,766               16,759               47,475             66,900
     Raynet                                            -              (23,350)                   -            (80,903)
     Corporate                                   (21,471)             (21,822)             (63,094)           (64,392)
                                           -------------        -------------      ---------------        -----------
        Total operating income             $      35,299        $      11,505      $       125,994        $    46,058
                                           =============        =============      ===============        ============


Operating income (loss) including
provision for restructuring and
loss on formation of JV and
other Raynet items
     Electronics                           $      25,504        $      19,416      $        72,572   $         66,040
     Industrial                                   17,500               20,502               69,041             58,413
     Telecommunications                           13,766               16,759               23,575             66,900
     Raynet                                         (931)             (23,350)             (32,231)           (80,903)
     Corporate                                   (21,471)             (21,822)             (63,094)           (64,392)
                                           -------------        -------------      ---------------   ----------------
        Total operating income             $      34,368        $      11,505      $        69,863   $         46,058
                                           =============        =============      ===============   ================


*Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

CHANGE IN ACCOUNTING PRINCIPLE

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million for the nine months ended March 31, 1995, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.

EXTRAORDINARY ITEM - LOSS FROM EARLY RETIREMENT OF DEBT

On November 1, 1994, the company prepaid the holders of its 9.55% privately placed senior notes. Accordingly, the company recorded an extraordinary loss of $6.3 million for the early retirement of debt. The extraordinary loss was comprised of a $7.3 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement.

RECENT ACCOUNTING STANDARDS
SFAS NO. 119

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," which the company adopted in the second quarter of 1995. Currently, the company is not a party to any interest rate risk management transactions. The company does not engage in foreign currency speculative transactions. The company has written policies that place all foreign currency forward and option transactions under the direction of corporate treasury and that restrict all derivative transactions to those intended for hedging purposes.

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

Short-term exposures to changing foreign currency exchange rates are managed by financial market transactions, principally through the purchase of forward exchange contracts (with maturities usually less than three months) to hedge the non-functional currency denominated receivables and payables of the company's operating units. The related gains and losses are included in "other expense, net," as they arise. For the three- and nine-month periods ended March 31, 1995, gains and losses from forward exchange contracts used to hedge receivables and payables totaled $0.4 million loss and $4.7 million gain, respectively. During these periods the company incurred total foreign exchange transaction losses of $0.9 million and $4.4 million, respectively. The total amount of exposure hedged as at March 31, 1995, was $130 million, reflecting hedging for trade and intercompany receivables, payables, and loans in non-functional currencies.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Exposures, at March 31, 1995, included $7.4 million in net intercompany payables in non-functional currencies and $4.1 million of net monetary assets in foreign countries with the U.S. dollar as functional currency.

The company periodically enters into forward exchange contracts to hedge a portion of its foreign equity. The gains and losses on these contracts are included in "stockholders' equity."

SFAS NO. 121

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. The statement must be adopted by the first quarter of fiscal 1996. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

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

In forming the joint venture, Raychem sold certain specified assets of its Raynet subsidiary to Ericsson in exchange for $40 million. Ericsson contributed the purchased assets to the joint venture, and Raynet contributed substantially all of its remaining assets and liabilities to the joint venture. Funding of the joint venture will initially be provided by the partners, generally 51% by Ericsson and 49% by Raynet, subject to Ericsson's loss allocation limit described below.

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

The company's loss resulting from these transactions, a pre-tax charge of $28 million, is included in the line item "Loss on formation of Ericsson Raynet joint venture and other Raynet items" in the accompanying Statement of Operations for the nine months ended March 31, 1995. For purposes of recording its loss, the company has discounted its obligations to BSE to their present value using a 7.97% discount rate.

On January 2, 1995, the company entered into a revolving credit agreement with its Ericsson Raynet joint venture. The company committed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. The credit agreement stipulates that borrowings under the agreement will be interest-free, and imposes no covenants or restrictions on the joint venture's operations. Ericsson has also entered into a similar agreement with the joint venture. At March 31, 1995, Ericsson Raynet has borrowed $12 million from the company under the revolving credit agreement, which amount is included in "Other current assets."

INVESTMENTS

The financial position and results of operations of Ericsson Raynet, the only significant equity investment of the company, is summarized below:



                                                    (Unaudited)                             (Unaudited)
                                                Three Months Ended                        Nine Months Ended
                                                     March 31,                                March 31,
                                            ----------------------------            -------------------------
                                             1995(a)           1994(c)               1995(a)         1994(c)
                                            ---------        ---------              ---------       ---------
Revenues                                    $  11,560        $  14,229              $  41,075       $  23,532
                                            =========        =========              =========       =========
Gross profit (loss)                         $  (4,939)       $  (5,894)             $ (13,898)      $ (22,336)
Research and development
   expense                                     11,324            8,785                 31,970          30,493
Selling, distribution, and
   administrative expense                       9,767            8,671                 29,393          28,074
Interest and other
   (income) expense                            (1,496)             490                   (587)          2,310
                                            ---------        ---------              ---------       ---------
Pretax loss                                 $ (24,534)       $ (23,840)             $ (74,674)      $ (83,213)
                                            =========        =========              =========       =========

Raychem's equity in loss                    $ (11,466)(b)    $ (23,840)             $ (49,674)(b)   $ (83,213)
                                            =========        =========              =========       =========

                                                           (Unaudited)
                                                            March 31,             June 30,
                                                             1995(d)              1994(c)
                                                          ------------          ------------
Current assets                                              $   50,628           $    70,120
Non-current assets                                              35,903                39,424

Current liabilities                                         $   68,442           $    55,532
Non-current liabilities                                            344                     -



(a) Results for the three and nine months ended March 31, 1995, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, 1994, through March 31, 1995.

(b) The joint venture agreement specifies varying profit and loss allocations to its partners as more fully described in the "Raynet" footnote above. Raychem's equity in loss includes the results of Raynet Corporation and subsidiaries through November 16, 1994, and Raychem's allocation of the results of Ericsson Raynet from November 17, 1994, through March 31, 1995.

(c) Results for the three and nine months ended March 31, 1994, and the balances as of June 30, 1994, are those of Raynet Corporation and subsidiaries as previously reported.

(d) Balances as of March 31, 1995, are those of Ericsson Raynet. Raychem's interest in Ericsson Raynet is reflected as an equity investment.

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

REPURCHASE OF COMMON STOCK

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be used to offset the dilution caused by the company's employee stock plans. The company has repurchased 400,000 shares, and subsequently reissued 304,101 shares, leaving 95,899 shares in treasury stock at March 31, 1995.

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

SUBSEQUENT EVENTS

On April 17, 1995, the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on June 14, 1995, to stockholders of record as of May 17, 1995.

On May 3, 1995, Johnson & Johnson, in a tax-free reorganization, acquired all of the outstanding common stock of Menlo Care, Inc., a company in which Raychem held a minority interest. This transaction resulted in a pretax gain of $5 million. As proceeds from the transaction, the company received cash and 96,423 shares of Johnson & Johnson common stock valued on the closing date at approximately $6 million. In connection with the transaction, the company agreed that it had no present plan or intention to sell more than 60% of the stock received.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The company reported third quarter 1995 net income of $11 million, or $0.25 per share, versus net income of $1 million, or $0.02 per share, in the third quarter of 1994. Revenues increased to $369 million in the third quarter of 1995 from $361 million in the comparable prior-year period, which included $14 million in revenues from Raynet. While reported growth was 2%, revenues were down 3% over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). For the nine months ended March 31, 1995, net loss was $25 million, or $0.58 per share, compared to net income of $9 million, or $0.21 per share, for the year-ago period. Revenues for the nine months ended March 31, 1995, increased to $1.119 billion, up 1% over the prior-year period on a constant currency basis.

Raychem's equity in net losses of affiliated companies for the three and nine months ended March 31, 1995, includes the results of Raynet Corporation and subsidiaries through November 16, 1994, and Raychem's allocation of the results of Ericsson Raynet from November 17, 1994, through March 31, 1995. During the quarter, Ericsson reached its previously announced joint venture loss allocation limit for fiscal 1995, and consequently, losses incurred in the fourth quarter by Ericsson Raynet will be borne exclusively by Raychem.

Excluding the effect of Raynet, Raychem's "ongoing" pretax income for the three months ended March 31, 1995, was $31 million, unchanged from the year-ago quarter. Raynet's pretax loss for the quarter was $12 million, which was primarily attributable to Raychem's equity in loss allocated from Ericsson Raynet, compared with a $24 million loss in the previous year's third quarter when Raynet was a wholly owned Raychem subsidiary. Pretax income for the nine months ended March 31, 1995, included a $24 million provision for restructuring of the telecommunications business segment and a Raynet pretax loss of $82 million, comprised of a $28 million loss on formation of the Ericsson Raynet joint venture, equity in loss of $50 million and $4 million of other Raynet items. Raychem's results are summarized as follows:


- --------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND CHANGE                 Three Months Ended                    Nine Months Ended
IN ACCOUNTING PRINCIPLE                            March 31,                             March 31,
(in millions)                               1995              1994                1995              1994
- --------------------------------------------------------------------------------------------------------
Core business:
         "Ongoing" pretax income            $ 31              $ 31                $110              $113
         Provision for restructuring
            and divestitures                   -                 -                 (24)                -
                                            ------------------------------------------------------------
Core business pretax income                   31                31                  86               113
Raynet pretax loss                           (12)              (24)                (82)              (83)
                                            ------------------------------------------------------------
Consolidated                                $ 19              $  7                $  4              $ 30
                                            ============================================================

                                       11

The estimated annual effective income tax rate for the core business (which does not include any Raynet related losses) was 25% for the three and nine months ended March 31, 1995, a result of profitable core non-U.S. operations. Substantially all of the Raynet related losses are incurred in the U.S. and no U.S. tax benefit is recorded since management believes sufficient uncertainty exists regarding the realizability of the benefit.

The results for the nine months ended March 31, 1995, include an extraordinary loss of $6.3 million, or $0.15 per share, for the early retirement of debt following payment by the company of its 9.55% privately placed senior notes. In addition, the company adopted in the first quarter, effective July 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). The cumulative effect of this accounting change (a charge of $1.5 million, or $0.03 per share) has been reflected in the results for the nine months ended March 31, 1995.

The following discussion of the results of operations is presented based on the company's business segments--electronics, industrial, and telecommunications--(which along with the corporate groups are referred to collectively as the "core business") and on Raynet. The condensed consolidating financial statements included on pages 18 through 20 supplement the discussion.

CORE BUSINESS OPERATIONS

Core business revenues for the third quarter of 1995 increased to $369 million from $347 million in the prior-year period. Revenue growth was 1% on a constant currency basis. Revenues for the nine months ended March 31, 1995, were $1.119 billion compared to $1.047 billion in the comparable prior-year period, a constant currency increase of 3%.

Revenues in the electronics business segment were $156 million in the third quarter of 1995 compared to $130 million in the prior-year period, a 15% constant currency increase over the prior-year quarter. Revenues improved in most areas of the segment, led by continuing strong growth in the PolySwitch division. The PolySwitch division decreased its prices substantially compared to the prior year while sales increased in all geographic regions. In addition, Elo TouchSystems experienced strong U.S. growth as a result of large contracts with major equipment manufacturers that are deploying new point-of-sale systems. Incoming orders during the quarter were greater than shipments for the segment. Operating income grew to $26 million from $19 million a year ago reflecting increased sales volume and improved gross profit. Revenues for the nine months ended March 31, 1995, were $441 million versus $384 million in the comparable prior-year period. Operating income for the nine months ended March 31, 1995, increased to $73 million from $66 million in the comparable prior-year period.

Revenues in the industrial business segment for the three months ended March 31, 1995, were $116 million, up slightly from $115 million, but down 5% on a constant currency basis over the prior-year quarter. Increased revenues in the Electrical Products (EPD) and Chemelex divisions were mostly offset by sales declines in the Ultratec division, which had benefited in the year-ago quarter from major pipeline projects. Incoming orders in the third quarter were greater than shipments for the industrial business segment. Operating income decreased to $18 million from $21 million a year ago reflecting declining gross margins in the Chemelex division and sales declines in the Ultratec division, which more than offset improved profitability in EPD. Revenues for the nine months ended March 31, 1995, were $368 million versus $336 million in the comparable prior-year period. Operating income was $69 million, $11 million higher than the comparable prior-year period reflecting the improved gross profit percentage in the segment and higher revenues in the EPD and Chemelex divisions, partially offset by weakness in the Ultratec division due to a lack of pipeline construction projects worldwide.

Revenues in the telecommunications business segment decreased to $97 million from $102 million in the third quarter of the prior year, a 9% decrease in constant currency terms from the prior-year quarter. Revenues were up in North America, but down in Europe and Asia, and approximately unchanged in Latin America versus the year-ago quarter. Orders received in the third quarter of 1995 exceeded shipments in each geographic region. Operating income was $14 million versus $17 million in the year-ago quarter due to lower profits from sales declines which more than offset cost savings from previously announced restructurings. Revenues for the nine months ended March 31, 1995, were $310 million compared to $326 million in the comparable prior-year period. Excluding the previously described restructuring charge, operating income declined $19 million to $47 million for the nine months ended March 31, 1995, due to lower sales, declining margins, and higher operating expenses. Fiscal 1995 revenues for the telecommunications business segment will be lower than the prior year resulting from a general market shift away from the copper telephony network and a decline in Asian and Latin American sales. While the company is introducing new products into other market segments of the outside plant network, sales of these new products, which carry lower margins, are not yet sufficient to offset the decline in sales of copper closures. This decline in sales and adverse product mix is expected to offset restructuring savings so that telecommunications' fiscal 1995 profitability will be lower than the prior year.

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

The following table sets forth the company's restructuring charge for the nine-month period ended March 31, 1995. All charges, excluding asset writedowns, are cash in nature and are expected to be substantially incurred in fiscal year 1995 and funded through operating cash flow.



                                                             Provision for Restructuring and Divestitures
                                                       --------------------------------------------------------
                                                       Employee            Asset
                                                       Severance        Writedowns     Leases    Other    Total
                                                       ---------        ----------     ------    -----    -----
                                                                             (in millions)
1995 Provision:
   Telecommunications:
      Employee severance                                  $13               $-           $-        $-      $13
      Assets to be sold                                     -                5            -         1        6
      Discontinued product inventory                        -                3            -         -        3
      Vacated buildings                                     -                -            1         -        1
      Other                                                 -                -            -         1        1
                                                          ----------------------------------------------------
Total 1995 Provision                                      $13               $8           $1        $2      $24
                                                          ====================================================



The company has implemented a number of programs over the past three years to restructure the core business. Reserves which were established in prior fiscal years have largely been used, and the remaining balances, if any, are immaterial. The following table sets forth the company's 1995 telecommunications restructuring reserves for the nine-month period ended March 31, 1995:



                                                                         Restructuring Reserves
                                                        ---------------------------------------------------------
                                                        Employee         Asset
                                                        Severance      Writedowns       Leases   Other      Total
                                                        ---------      ----------       ------   -----      -----
                                                                               (in millions)
Reserve Balances, July 1, 1994:                           $ -             $ -             $-      $ -         $ -

   1995 provision                                          13               8              1        2          24
                                                         --------------------------------------------------------
Reserve Balances, September 30, 1994:                      13               8              1        2          24

   Cash payments                                           (1)              -              -        -          (1)
   Non-cash items                                           -              (8)             -        -          (8)
                                                         --------------------------------------------------------
Reserve Balances, December 31, 1994:                      $12             $ -             $1      $ 2         $15

   Cash payments                                           (3)              -              -       (2)         (5)
                                                         --------------------------------------------------------
Reserve Balances, March 31, 1995:                         $ 9             $ -             $1      $ -         $10
                                                         ========================================================




Following the telecommunications restructuring announcement in the first quarter, 270 employees have separated from the company as of March 31, 1995, although severance will not be paid until the end of their respective notice periods.

EXTRAORDINARY ITEM - LOSS FROM EARLY RETIREMENT OF DEBT

On November 1, 1994, the company prepaid the holders of its 9.55% privately placed senior notes. Accordingly, the company recorded an extraordinary loss for the nine months ended March 31, 1995, of $6.3 million for the early retirement of debt. The extraordinary loss is comprised of a $7.3 million prepayment penalty and deferred debt issuance costs of $0.5 million, net of a $1.5 million deferred gain resulting from the termination of a related interest rate swap agreement.

CHANGE IN ACCOUNTING PRINCIPLE

The company adopted FAS 112 effective July 1, 1994. This statement changes the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. Adoption of FAS 112 resulted in a one-time adjustment of $1.5 million for the nine months ended March 31, 1995, to reflect the cumulative amount that would have been accrued had the statement been in effect in prior years.

RECENT ACCOUNTING STANDARDS

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," which the company adopted in the second quarter. For required disclosures, see "Recent Accounting Standards - SFAS No. 119" in the notes to the consolidated condensed financial statements.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For a description of the statement, see "Recent Accounting Standards - SFAS No. 121" in the notes to the consolidated condensed financial statements. The statement must be adopted by the first quarter of fiscal 1996. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

RAYNET OPERATIONS

The pretax loss attributable to Raynet was $12 million for the third quarter of 1995. The loss was primarily attributable to Raychem's equity in loss allocated from Ericsson Raynet. The joint venture agreement provides that Ericsson's share of the joint venture's losses will be capped at $25 million for the fiscal year ending June 30, 1995. Ericsson reached this loss allocation limit in the third quarter and, consequently, losses incurred in the fourth quarter of fiscal 1995 by Ericsson Raynet will be borne exclusively by Raychem. Raynet was consolidated in the previous year's third quarter when it was a wholly owned Raychem subsidiary and reported revenues of $14 million and a pretax loss of $24 million. Pretax loss of $82 million for the nine months ended March 31, 1995, includes a $28 million loss on formation of the Ericsson Raynet joint venture (see below), equity in loss of $50 million, and $4 million of other Raynet items. Revenues in the comparable prior-year period were $24 million and pretax loss was $83 million. For selected financial data on Ericsson Raynet, see "Investments" in the notes to the consolidated condensed financial statements.

LOSS ON FORMATION OF ERICSSON RAYNET JOINT VENTURE

The company has recorded a pre-tax charge of $28 million for the nine months ended March 31, 1995, resulting from transactions relating to the formation of the Ericsson Raynet joint venture. This amount was previously presented as a core business item, but has been reclassified to Raynet in the condensed consolidating financial statements to conform to the current presentation. For details on the loss, see "Raynet" in the notes to the consolidated condensed financial statements.

OUTLOOK

As described earlier, fiscal 1995 revenues for the telecommunications business segment will be lower than the prior year resulting from a general market shift away from the copper telephony network and a decline in Asian and Latin American sales. While the company is introducing new products into other market segments of the outside plant network, sales of these new products, which carry lower margins, are not yet sufficient to offset the decline in sales of copper closures. This decline in sales and adverse product mix is expected to offset restructuring savings so that telecommunications' fiscal 1995 profitability will be lower than the prior year. In addition, Ultratec revenues and profitability are expected to be lower in 1995 as compared to the prior year. The company continues to review business conditions closely and may take further actions to lower costs and headcount in certain of its businesses. Overall, the company is cautious about sales growth in the core business, in constant currency terms, for the remainder of fiscal 1995.

In recent weeks, supplies of certain raw materials used by the company have been tightening which has resulted in some instances of increasing prices and the potential for future shortages. In response, the company has identified alternative materials which are currently undergoing qualification testing. To date, there has been no disruption to manufacturing and the impact of raw material price increases has been immaterial.


LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED

Debt exceeded cash by $146 million at March 31, 1995, compared to $197 million at June 30, 1994. Debt net of cash decreased $51 million in the first nine months of 1995, compared to an increase in debt net of cash of $25 million in the first nine months of 1994. The decrease in debt net of cash is principally due to cash proceeds from the Ericsson Raynet joint venture transaction and improved cash flow from operations. In addition, in accordance with the joint venture agreement, the parties completed their initial funding of the joint venture which resulted in Raychem receiving $17 million of amounts previously advanced to fund Raynet's operations.

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

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be used to offset the dilution caused by the company's employee stock plans. The company has repurchased 400,000 shares at a cost of $15 million, and subsequently reissued 304,101 shares through March 31, 1995.

On January 2, 1995, the company entered into a revolving credit agreement with its Ericsson Raynet joint venture. The company committed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. The credit agreement stipulates that borrowings under the arrangement will be interest-free, and imposes no covenants or restrictions on the joint venture's operations. Ericsson has also entered into a similar agreement with the joint venture. At March 31, 1995, Ericsson Raynet has borrowed $12 million from the company under the revolving credit agreement, which amount is included in "Other current assets."

During the third quarter of fiscal 1995, IQ2000 Automation GmbH, a value-added distributor of touchscreen systems in Germany, was purchased for $4 million cash to strengthen Elo TouchSystems' capabilities and market share in Europe.

At March 31, 1995, the company had $145 million in cash and cash equivalents, $240 million in committed credit facilities (of which $2 million was utilized) and approximately $183 million in various uncommitted credit facilities (of which $41 million was utilized).

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all of the company's needs for working capital, normal capital expenditures, Ericsson Raynet funding requirements, scheduled debt repayments, and anticipated dividends.

CORE BUSINESS

Inventory at March 31, 1995, as measured by the number of days of inventory on hand, was 114 days, unchanged from a year ago. Receivables, as measured by the number of billing days outstanding, decreased to 64 days at March 31, 1995, compared to 65 days a year earlier.

Capital expenditures of $70 million in the nine months ended March 31, 1995, increased slightly from $66 million in the prior-year period. In the first quarter of 1994, the company received $4 million from the sale of a building in the United States.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Operations
(In thousands)


                                                                             THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                           ------------------------------------------------------------------------
                                                                CORE BUSINESS                RAYNET                CONSOLIDATED
                                                           ----------------------    ---------------------     --------------------
                                                             1995*         1994        1995*        1994         1995*       1994
                                                           ---------     --------    --------     --------     --------    --------
Revenues                                                   $ 368,784     $347,049    $      -     $ 14,229     $368,784    $361,278
Cost of goods sold                                           184,066      175,386           -       20,123      184,066     195,509
Research and development expense                              29,700       22,972           -        8,785       29,700      31,757
Selling, distribution, and administrative expense            119,719      113,836           -        8,671      119,719     122,507
Loss on formation of Ericsson Raynet joint
  venture and other Raynet items                                   -            -         931            -          931
Equity in net (earnings) losses of affiliated companies         (513)          79      11,466            -       10,953          79
Interest expense, net                                          2,799        2,533           -          682        2,799       3,215
Other expense, net                                             2,054        1,008           -         (192)       2,054         816
                                                           ---------     --------    --------     --------     --------    --------
Income (loss) before income taxes                             30,959       31,235     (12,397)     (23,840)      18,562       7,395
Provision for income taxes                                     7,666        6,244           -           85        7,666       6,329
                                                           ---------     --------    --------     --------     --------    --------
Net income (loss)                                          $  23,293     $ 24,991    $(12,397)    $(23,925)    $ 10,896    $  1,066
                                                           =========     ========    ========     ========     ========    ========



                                                                             NINE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                         -------------------------------------------------------------------------
                                                              CORE BUSINESS                RAYNET                CONSOLIDATED
                                                         ------------------------   -------------------   ------------------------
                                                            1995*         1994       1995*      1994        1995*         1994
                                                         -----------   ----------   --------   --------   -----------   ----------
Revenues                                                 $ 1,119,423   $1,047,013   $      -   $ 23,532   $ 1,119,423   $1,070,545
Cost of goods sold                                           551,573      521,355          -     45,868       551,573      567,223
Research and development expense                              85,677       70,184          -     30,493        85,677      100,677
Selling, distribution, and administrative expense            356,179      328,513          -     28,074       356,179      356,587
Provision for restructuring and divestitures                  23,900            -          -          -        23,900            -
Loss on formation of Ericsson Raynet joint
  venture and other Raynet items                                   -            -     32,231          -        32,231            -
Equity in net (earnings) losses of affiliated companies       (1,405)         756     49,674          -        48,269          756
Interest expense, net                                         10,366        7,091          -      2,172        10,366        9,263
Other expense, net                                             7,170        5,458          -        138         7,170        5,596
                                                         -----------   ----------   --------   --------   -----------   ----------
Income (loss) before income taxes, extraordinary
  item, and change in accounting principle                    85,963      113,656    (81,905)   (83,213)        4,058       30,443
Provision for income taxes                                    21,491       21,192          -        118        21,491       21,310
                                                         -----------   ----------   --------   --------   -----------   ----------
Income (loss) before extraordinary item
  and change in accounting principle                          64,472       92,464    (81,905)   (83,331)      (17,433)       9,133
Extraordinary item - loss from early retirement of
  debt, net of $0 income taxes                                (6,318)           -          -          -        (6,318)           -
Cumulative effect of change in accounting principle,
  net of $0 income taxes                                      (1,477)           -          -          -        (1,477)           -
                                                         -----------   ----------   --------   --------   -----------   ----------
Net income (loss)                                        $    56,677   $   92,464   $(81,905)  $(83,331)  $   (25,228)  $    9,133
                                                         ===========   ==========   ========   ========   ===========   ==========


* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

RAYCHEM CORPORATION
Condensed Consolidating Balance Sheets
(In thousands)

                                                        CORE BUSINESS                 RAYNET                    CONSOLIDATED
                                                 -------------------------     -----------------------    ------------------------
                                                 (Unaudited)                   (Unaudited)                (Unaudited)
                                                  3/31/95*       6/30/94        3/31/95*       6/30/94     3/31/95*      6/30/94**
                                                 ----------    -----------     -----------    --------    ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                     $  144,808    $    75,384     $        -     $  2,706    $  144,808    $   78,090
   Accounts receivable, net                         286,898        275,904              -       36,720       286,898       312,624
   Inventories                                      239,631        220,116              -       27,673       239,631       247,789
   Other current assets                             125,637         94,418              -        3,021       125,637        97,439
                                                 ----------    -----------     -----------    --------    ----------    ----------
Total current assets                                796,974        665,822              -       70,120       796,974       735,942
                                                 ----------    -----------     -----------    --------    ----------    ----------
Net property, plant, and equipment                  529,108        507,474              -       27,005       529,108       534,479
Other assets, including investment in Raynet        114,516        170,187              -       12,419       114,516       128,594
                                                 ----------    -----------     -----------    --------    ----------    ----------

TOTAL ASSETS                                     $1,440,598    $ 1,343,483     $        -     $109,544    $1,440,598    $1,399,015
                                                 ==========    ===========     ===========    ========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                        $   26,217    $    24,183     $        -     $  2,803    $   26,217    $   26,986
   Intercompany accounts payable (receivable)             -        (12,532)             -       12,532             -             -
   Accounts payable                                  62,152         61,939              -       21,197        62,152        83,136
   Other current liabilities                        201,877        194,969              -       19,000       201,877       213,969
                                                 ----------    -----------     -----------    --------    ----------    ----------
Total current liabilities                           290,246        268,559              -       55,532       290,246       324,091
                                                 ----------    -----------     -----------    --------    ----------    ----------
Long-term debt                                      263,367        244,681              -           -        263,367       244,681
Other long-term liabilities                         122,998         93,058              -           -        122,998        93,058
Minority interest                                     4,587          4,261              -           -          4,587         4,261
Stockholders' equity                                759,400        732,924              -       54,012       759,400       732,924
                                                 ----------    -----------     -----------    --------    ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,440,598    $ 1,343,483     $        -     $109,544    $1,440,598    $1,399,015
                                                 ==========    ===========     ===========    ========    ==========    ==========


* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

** Consolidated balances reflect eliminations of intercompany transactions.

RAYCHEM CORPORATION
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                                              NINE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                                -----------------------------------------------------------------
                                                                     CORE BUSINESS               RAYNET            CONSOLIDATED
                                                                --------------------     ------------------   -------------------
                                                                  1995*       1994        1995*      1994       1995*      1994
                                                                --------   ---------     ------    --------   --------   --------
Net cash provided by (used in) operating activities             $ 80,573   $ 114,882     $    -    $(93,800)  $ 80,573   $ 21,082
                                                                --------   ---------     ------    --------   --------   --------
Cash flows from investing activities:
      Investment in property, plant, and equipment               (69,627)    (65,996)         -      (7,528)   (69,627)   (73,524)
      Disposition of property, plant, and equipment                6,755       7,297          -           -      6,755      7,297
      Proceeds from sale of specified Raynet assets               40,000           -          -           -     40,000          -
      Advances to Ericsson Raynet                                (12,451)          -          -           -    (12,451)         -
      Cost of acquisition, net of cash acquired                   (3,930)          -          -           -     (3,930)         -
      Purchase of investment                                      (1,000)          -          -           -     (1,000)         -
                                                                --------   ---------     ------    --------   --------   --------
Net cash used in investing activities                            (40,253)    (58,699)         -      (7,528)   (40,253)   (66,227)
                                                                --------   ---------     ------    --------   --------   --------

Cash flows from financing activities:
      Proceeds from debt                                          16,220       9,813          -           -     16,220      9,813
      Proceeds from (payment of) intercompany loans                    -     (76,632)         -      76,632          -          -
      Common Stock issued under employee benefit plans            30,736      26,826          -           -     30,736     26,826
      Common Stock repurchased                                   (15,192)          -          -           -    (15,192)         -
      Proceeds from repayments of stockholder notes receivable       294         162          -           -        294        162
      Cash dividends                                             (10,452)    (10,185)         -           -    (10,452)   (10,185)
                                                                --------   ---------     ------    --------   --------   --------
Net cash provided by (used in) financing activities               21,606     (50,016)         -      76,632     21,606     26,616
                                                                --------   ---------     ------    --------   --------   --------
Effect of exchange rate changes on cash and cash equivalents       4,792      (1,258)         -         121      4,792     (1,137)
                                                                --------   ---------     ------    --------   --------   --------
Increase (decrease) in cash and cash equivalents                $ 66,718   $   4,909     $    -    $(24,575)  $ 66,718   $(19,666)
                                                                ========   =========     ======    ========   ========   ========


* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in fiscal 1995 versus consolidated in fiscal 1994.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On February 10, 1995, Creole Engineering Co., Unit Process Company and the three other plaintiffs appealed the grant by the United States District Court, Northern District of California, of the company's motion to dismiss the related lawsuits against the company. This appeal was made to the United States Court of Appeals for the Ninth Circuit. In addition, on February 10, 1995, the plaintiffs filed lawsuits against the company alleging violations of similar provisions of the laws of four states, based on essentially the same facts alleged in the federal action. These lawsuits were filed in the following four state courts: the Superior Court of San Mateo County, California; the District Court of Jefferson County, Colorado; the 24th Judicial District Court for the Parish of Jefferson, Louisiana; and the Superior Court of the State of Washington in and for the County of King. Information about the federal court lawsuit on appeal was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1994, and quarterly report on Form 10-Q for the period ended December 31, 1994.

On March 7, 1995, a complaint entitled All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd.
v. Raychem Corporation and Rubatex Corporation was filed in the United States District Court, Western District of Washington at Seattle, asserting liability against the company for alleged fire damage to a ship and its cargo and the death of one crew member. The complaint seeks compensatory and exemplary damages based on claims of strict product liability and negligence. Damage to the ship and its cargo has been alleged to exceed $25 million. The company intends to defend itself vigorously in this matter.

ITEM 5:  OTHER INFORMATION

During the quarter, the company eliminated its segment-level management to streamline its decision-making process and realigned corporate business development and strategy functions in order to seize new growth opportunities. As a result, leaders of the worldwide business units and a newly formed Corporate Development Group now report directly to the office of the president. Charles J. Abbe, senior vice president, Electronics, was appointed senior vice president, corporate development. James B. Spradling, senior vice president, Industrial and Europe, was appointed senior vice president, Europe. John D. McGraw, vice president and worldwide general manager of the Thermofit Division was appointed vice president and worldwide general manager of the Electronics Division. Andrew F. Roake, vice president and worldwide general manager of the Electrical Products Division, was appointed to the position of vice president, strategic planning. Tim Jenks was appointed to the position of worldwide general manager of the Electrical Products Division.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits

                  EXHIBIT NO.               DESCRIPTION
                  -----------               -----------
                      27              Financial Data Schedule

         (b)     Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAYCHEM CORPORATION
                                                  (Registrant)


Date:      May 11, 1995                       /s/      RAYMOND J. SIMS
         -----------------                    ---------------------------------
                                                       Raymond J. Sims
                                                  Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)


                                             /s/      DEIDRA D. BARSOTTI
                                             ----------------------------------
                                                      Deidra D. Barsotti
                                                      Vice President and
                                                     Corporate Controller
                                               (Principal Accounting Officer)