Form 10-K
period 1995-06-30
RAYCHEM CORP
filed 1995-09-19
CIK 82206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 2-15299
                              RAYCHEM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-1369731
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
    300 CONSTITUTION DRIVE, MENLO PARK, CA                      94025-1164
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (415) 361-4180

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
          Common Stock, $1 par value                     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by nonaffiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of August 21, 1995, (based on the closing sale price as reported on the New York Stock Exchange on such date) was $1,950,514,125.

     Number of shares of Common Stock outstanding as of August 21, 1995:
44,066,955.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995

Part III: Portions of the Proxy Statement dated
September 18, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     On November 16, 1994, the company formed a joint venture, Ericsson Raynet, with LM Ericsson, a Swedish telecommunications company. Ericsson Raynet has taken over and is continuing the operations of the company's Raynet subsidiary ("Raynet"). Raynet delivered fiber-optic distribution systems for voice, video, and data to telecommunications network operators. Raynet was consolidated in prior years when it was a wholly owned Raychem subsidiary. Following formation of the joint venture, Raychem changed its Raynet accounting in 1995 from consolidation to the equity method. Raychem's equity in net losses of affiliated companies for 1995 includes the results of Raynet Corporation and subsidiaries through November 16, 1994, and Raynet's allocation of the results of Ericsson Raynet from November 17, 1994, through June 30, 1995. For information regarding the transaction and loss allocations, see the Note entitled "Raynet" in the company's 1995 Annual Report to Stockholders (the "1995 Annual Report"), which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For information regarding the company's restructuring actions, see the Note entitled "Restructuring and Divestitures" and the section entitled "Financial Review" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company's business is organized into three industry segments designated as electronics, industrial, and telecommunications (collectively referred to as the "core business"). Raynet Corporation and subsidiaries results are presented on the equity basis of accounting in 1995 versus consolidated in 1994 and 1993. Thus, Raynet is not considered an industry segment in 1995. For financial and other information concerning the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     For information regarding operating results, principal products produced, and industries served by the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

METHODS OF DISTRIBUTION

     The products of the company's industry segments are marketed primarily through Raychem's worldwide sales force as well as through outside distribution channels both within and outside the United States.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Materials required by the company's industry segments in their continuing manufacturing operations, or substitutes for such materials, are generally available from multiple sources worldwide. In recent months, supplies of certain raw materials the company uses has been tightening. In some instances, this has resulted in increased prices, rationing, spot shortages, and the potential for future shortages. In response, the company has identified alternative materials for some products, and these materials are currently undergoing qualification testing. To date, the company has had no disruption of manufacturing, and the impact of raw material price increases has been immaterial.

PATENTS AND PROPRIETARY INFORMATION

     The company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of June 30, 1995, the company had in force 943 U.S. patents and 3,581 foreign patents, and had pending 327 U.S. patent applications and 3,100 foreign patent applications. Patents held by the company in the aggregate are of material importance in the operation of the company's business. Certain patents are the subject of litigation. Management, however, does not believe that any single patent, or group of related patents, is essential to the company's business as a whole or to that of any of its industry segments. Additionally, the company owns and uses in its business a substantial body of proprietary information and numerous trademarks. In the normal course of business, the company from time to time makes and receives inquiries with regard to possible patent infringement. The company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the company's financial position. The company intends to be active in the protection of its intellectual property, including its patents.

WORKING CAPITAL

     Information relative to working capital is included in the section entitled "Financial Review" of the 1995 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

CUSTOMERS

     The company's industry segments sell to many customers. Management does not believe that the loss of any one customer would have a materially adverse effect on the business of the company. During 1995, there was no single customer that accounted for 10% or more of the company's revenues.

BACKLOG

     The company's business is characterized by short lead times and the absence of a significant backlog. The company expects that substantially all of the backlog at June 30, 1995, will be shipped in fiscal 1996. Unfilled orders may be canceled by customers prior to shipment of goods; however, such cancellations historically have not been material.

     Set forth below is the backlog at June 30, 1995 and 1994, for each of the company's industry segments.

                                                JUNE 30,
                                              -------------
                                              1995     1994
                                              ----     ----
                                              (IN MILLIONS)
Electronics.................................  $130     $129
Industrial..................................    62       48
Telecommunications..........................    83       83
Raynet......................................    --*      15
                                              ----     ----
Total.......................................  $275     $275
                                              ====     ====

---------------
* Raynet Corporation and subsidiaries' results are presented on the equity basis of accounting in 1995 versus consolidated in 1994.

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

     The products of the company's core industry segments are sold in highly competitive markets. The company's total sales are often a small fraction of total sales within the markets in which it operates. Raychem's products compete with those of a large number of companies and divisions within companies that are both larger and smaller than Raychem.

     Ericsson Raynet joint venture is engaged in the development, manufacture, and sale of fiber-optic loop optical carrier systems and integrated operations support system software. Ericsson Raynet's products compete with those of specialized telecommunications companies and affiliates of diversified international corporations that are both larger and smaller than Ericsson Raynet. The competitive features of Ericsson Raynet's markets include emphasis on product quality, price, and performance in the provision of telecommunications services for the local loop network.

RESEARCH AND DEVELOPMENT

     For financial information on research and development expense, see the sections entitled "Consolidated Statement of Operations" and "Financial Review" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

ENVIRONMENTAL REGULATIONS

     For information regarding the effect of environmental regulations on the company, see the section entitled "Financial Review," the Note entitled "Summary of Significant Accounting Policies," and the Note entitled "Contingencies" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

     Additional information regarding environmental administrative and judicial proceedings is set forth in Part I, Item 3 of this Form 10-K under the caption "Legal Proceedings."

EMPLOYEES

     As of June 30, 1995, the company employed 9,496 people.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The company's international operations are conducted primarily through wholly owned subsidiaries that are responsible for sales, distribution and, in some cases, research, development, and manufacturing activities. At June 30, 1995, these operations employed approximately 5,144 people, representing 54% of the company's total work force.

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

     For additional information regarding the company's international and domestic operations and export sales, see the Note entitled "Worldwide Operations" and the section entitled "Financial Review" of the 1995 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 2.  PROPERTIES

     The company's principal domestic facilities are located in Menlo Park and Redwood City, California, and in Fuquay-Varina, North Carolina. Additional facilities of significance are located in Belgium, France, Germany, Ireland, Japan, the People's Republic of China, and the United Kingdom.

     The company owns and leases a total of 6,472,000 square feet of manufacturing, distribution, research and development, and sales and administrative facilities worldwide.

     The approximate square footage of all property owned and leased by each of the company's industry segments and corporate as of June 30, 1995, is shown in the following table:

                                                                   JUNE 30, 1995
                                     -------------------------------------------------------------------------
                                                                     TELECOM-                     CONSOLIDATED
                                     ELECTRONICS     INDUSTRIAL     MUNICATIONS     CORPORATE        TOTAL
                                     -----------     ----------     -----------     ---------     ------------
                                     (SQUARE FEET IN THOUSANDS)
Owned property:
  United States....................       467             198            396            737           1,798
  International....................       779             605            833             63           2,280
                                        -----           -----          -----          -----           -----
     Total owned property..........     1,246             803          1,229            800           4,078
                                        -----           -----          -----          -----           -----
Leased Property:
  United States....................       359             190            170            390           1,109
  International....................       596             366            321              2           1,285
                                        -----           -----          -----          -----           -----
     Total leased property.........       955             556            491            392           2,394
                                        -----           -----          -----          -----           -----
     Total owned and leased
       property....................     2,201           1,359          1,720          1,192           6,472
                                        =====           =====          =====          =====           =====

     The company owns approximately 223 acres of land in the United States and 370 acres abroad for a total of 593 acres. Of this total, electronics uses approximately 198 acres; industrial, 156 acres; telecommunications, 134 acres; and corporate, 105 acres.

     The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. The company conducts continuing reviews of its facilities under improvement programs aimed at modernization and cost reduction. For information on capital expenditures, see the section entitled "Financial Review" of the 1995 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For information regarding leased properties, see the Note entitled "Commitments" of the 1995 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 3.  LEGAL PROCEEDINGS

I. The company and its subsidiaries have been named as defendants in lawsuits arising from various commercial matters, including product liability. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze protection products. Principal product liability matters include:

     A. On March 7, 1995, a complaint entitled All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd. v. Raychem Corporation and Rubatex Corporation was filed in the United States District Court, Western District of Washington at Seattle, asserting liability against the company for alleged fire damage to a ship and its cargo and the death of one crew member. The complaint seeks compensatory and exemplary damages based on claims of strict product liability and negligence. Damage to the ship and its cargo has been alleged to exceed $25 million and the plaintiffs are claiming lost business damages of an unspecified amount. The company intends to defend itself vigorously in this matter.

     B. On May 10, 1995, a decision was rendered on an appeal of a judgment in the company's favor in a lawsuit originally filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, Bow Valley, et al. v. Saint John Shipbuilding and Raychem. The Court of Appeal found the company 20% responsible for property damage of approximately $5 million (Canadian). The plaintiffs have since sought leave to appeal the decision to the Supreme Court of Canada. The Supreme Court of Canada has not yet decided whether to hear the case. The plaintiffs had alleged claims for damages arising out of a fire on an offshore drilling platform and made allegations attributing the cause and spread of the fire to heat-tracing and cladding products manufactured by the company. On November 30, 1993, a Petition by joint venturers of the plaintiffs in the Bow Valley lawsuit making similar claims was filed in the Supreme Court of Newfoundland, Canada, Trial Division and was served on the company on March 25, 1994. This action is stayed. A New Brunswick lawsuit filed by Saint John Shipbuilding against Raychem Canada, Ltd. arising out of the same incident has also been stayed by prior agreement of the parties.

     C. On January 5, 1995, the company and its insurers agreed to settle for $8.5 million the property damage claims in the lawsuit entitled Culinary Foods, Inc., et al. v. Raychem Corporation, filed in the United States District Court, Northern District of Illinois, on December 14, 1992. Of this amount, the company was required to pay a $1 million insurance deductible. Subsequently, the personal injury claims in the Culinary Foods action were settled for $1.05 million, which was funded entirely by insurance. This lawsuit asserted liability against the company for alleged property damage and personal injury (a death) arising out of use of a heat-tracing product.

II. The company is also involved in certain other litigation which the company believes does not meet the disclosure threshold of Item 103 of Regulation S-K. Some of these include:

     A. On May 4, 1994, the United States District Court for the Northern District of California entered an Order Granting Summary Adjudication on Certain Issues and Continuing Motion As to Other Issues in the matter of Raychem Corporation v. Federal Insurance Company, a lawsuit filed by the company on December 16, 1991, seeking recovery from Federal, its insurer, of $8.25 million paid by the company in settlement of a class action securities suit. The Order found in Raychem's favor that the indemnification of officers and directors for settlement payments and defense costs was "permitted by law," that any "allocation" for coverage purposes between the corporation and the officers and directors is improper, and that the officers and directors were acting in their official capacities insofar as the acts alleged to have occurred; further that although Federal has raised no genuine issue of material fact to the contrary, Federal was allowed to conduct discovery over a six-month period on whether Raychem's indemnification of the officers and directors was in good faith and whether settlement payments and defense costs were for matters insurable under the law. The Company is actively pursuing its breach of contract claim and its claim that Federal acted in bad faith in connection with its handling of this claim. Cross motions for summary judgment are scheduled for hearing in September, 1995.

     B. On August 4, 1995, a motion filed by the company and other defendants for judgment on the pleadings was granted by the United States District Court, Northern District of California, in a lawsuit originally filed on August 27, 1993, West County Landfill, Inc. v. Raychem International Corporation; FMC Corporation; Kaiser Aluminum & Chemical Corporation; Flint Ink Corporation; Stauffer Chemical Company; Rhone-Poulenc Basic Chemicals Co.; Rhone-Poulenc Inc.; Pacific Gas & Electric Company; Union Oil Company of California; Chevron U.S.A. Inc.; Chevron Chemical Company; Shell Oil Company; Desoto, Inc.; Occidental Chemical Corporation; General Motors Corporation; Romic Chemical Corporation; United Airlines, Inc.; United States Department of Defense; United States Department of Navy, striking the plaintiff's claim that the company and other defendants were jointly and severally liable for response costs at a site operated by the plaintiff. The allegations in the original complaint contend that the defendants generated hazardous materials which were disposed of at the site. Raychem International Corporation is alleged to have done so during the period 1975 through 1979 and perhaps at other times. The complaint seeks recovery of response costs which plaintiff has allegedly incurred in an amount exceeding $15 million. As a result of the District Court's grant of the company's motion, the company's potential liability, if any, for response costs at the site would be based on the company's disposal of wastes at the site. The company believes that its wastes constitute less than 3% of the total amount of wastes disposed of at the site.

     C. On July 10, 1991, the company received written notice from the California Department of Health Services ("DHS") that it intends to issue an administrative order relating to the clean-up of soil contamination at the company's administrative and manufacturing site in Menlo Park, California. The company is currently negotiating with DHS regarding the proposed administrative order. To date, no administrative order has been issued by DHS.

     D. On October 1, 1994, The United States Environmental Protection Agency revised its designation of the company to de minimus potentially responsible party in administrative proceedings instituted by the United States Environmental Protection Agency on March 23, 1989, naming the company, among others, as an interested party. The company has also been named, among others, as a potentially responsible party in a matter initiated by the California Environmental Protection Agency on September 1, 1992. In each of these matters it is alleged that the company may be liable for costs of correcting environmental conditions at certain hazardous waste sites.

     E. On February 10, 1995, Creole Engineering Co., Unit Process Company, and the three other plaintiffs appealed the grant on January 13, 1995, by the United States District Court, Northern District of California, of the company's motion to dismiss related lawsuits filed on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, Tri-Systems, and Tracer Construction Company, and on June 29, 1993, Unit Process Company; Brock Easley, Inc.; Bylin Heating Systems, Inc.; and Fluid Flow Control Contractors v. Raychem Corporation; Debenham Electrical Supply Company, Inc.; and K.V.A. Electrical Supply Corp. This appeal was made to the United States Court of Appeals for the Ninth Circuit. In addition, on February 10, 1995, the plaintiffs filed lawsuits against the company alleging violations of similar provisions of the laws of four states (California, Colorado, Louisiana, and Washington), based on essentially the same facts alleged in the federal action. The California, Louisiana, and Washington actions have been consolidated in the Superior Court of San Mateo County, California, and the Colorado action is in the District Court of Jefferson County, Colorado. The complaints in each of the two lawsuits seek damages in excess of $15 million (prior to trebling) arising out of distributor terminations and other alleged antitrust violations by the company.

     F. On May 2, 1995, a Complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, in response to the company's action, filed December 19, 1994, in the Superior Court of the State of California, County of San Mateo, Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. The Bourns' action alleges violation of federal antitrust laws. The company's state court action alleges, among other claims, misappropriation of trade secrets and breach of contract and seeks in excess of $5 million in damages. Mr. Hogge has filed a cross-complaint alleging interference with the pursuit of a lawful occupation and unfair competition. Neither the federal complaint nor Mr. Hogge's counterclaim specify a claim for monetary damages. On August 28, 1995, Bourns AG filed an arbitration proceeding against the company with the International Chamber of Commerce in Paris seeking damages for breach of a private brand agreement in an amount in excess of $1.5 million.

     G. On June 30, 1995, PSI Telecommunications, Inc. served on the company its amended answer and counterclaim to the company's second amended complaint for patent infringement, in a lawsuit initially filed by the company on November 30, 1993, in the United States District Court, Northern District of California, against PSI Telecommunications, Inc. PSI Telecommunications, Inc. has filed a counterclaim against the company for declaratory judgment that the patent is invalid and not infringed, antitrust and unfair competition counterclaims, and inequitable conduct and patent misuse defenses. No monetary damages have been alleged. The company believes the counterclaims are without merit.

     H. On July 6, 1994, the company and Communications Technology Corporation settled all claims and counterclaims in the company's lawsuit for patent infringement filed in the United States District Court, Northern District of California, on November 2, 1992.

III. Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position. The company is maintaining insurance to cover product liability and certain other claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the company as of June 30, 1995, their positions with the company, and the date each was first elected as, or otherwise deemed to be, an executive officer of the registrant. This table is included as an unnumbered item in Part I of this Form 10-K.

                                                                                  DATE APPOINTED
                NAME                  AGE                 POSITION                  AN OFFICER
------------------------------------  ---   ------------------------------------  --------------
Robert J. Saldich...................  62    President, Chief Executive Officer         1971
                                            and Director
Harry O. Postlewait.................  61    Executive Vice President                   1971
Charles J. Abbe.....................  54    Senior Vice President, Corporate           1993
                                            Development
Michael T. Everett..................  46    Senior Vice President, Asia                1987
Ralph H. Harnett....................  47    Senior Vice President, Telecom             1993
Raymond J. Sims.....................  44    Senior Vice President and Chief            1988
                                            Financial Officer
James B. Spradling..................  61    Senior Vice President, Europe              1973
Joseph G. Wirth.....................  59    Senior Vice President and Chief            1991
                                            Technical Officer
Stephen A. Balogh...................  48    Vice President                             1990
Deidra D. Barsotti..................  39    Vice President and Controller              1991
Peter L. Brooks.....................  49    Vice President                             1995
John D. McGraw......................  48    Vice President                             1995
Andrew F. Roake.....................  43    Vice President                             1995
Hus Tigli...........................  41    Vice President                             1995
Eric Van Zele.......................  47    Vice President                             1994
Robert J. Vizas.....................  48    Vice President, General Counsel and        1990
                                            Secretary
Rik P. Dobbelaere...................  41    Division Manager                           1995
Timothy S. Jenks....................  40    Division Manager                           1995
Robert R. Roeser....................  52    President and Chief Executive              1995
                                            Officer, Elo TouchSystems, Inc.

     There are no family relationships between any executive officers. All of the executive officers except Mr. Wirth have been employed by or associated with the company in their present or other managerial and executive capacities for more than five years. Mr. Wirth was a Vice President at General Electric Company before becoming Senior Vice President and Chief Technical Officer of Raychem in 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Financial Data (Unaudited)" of the 1995 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

     The section entitled "Ten-Year Summary" of the 1995 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" of the 1995 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the Notes thereto and the report thereon of Price Waterhouse LLP, dated July 18, 1995, and the section entitled "Quarterly Financial Data (Unaudited)" of the 1995 Annual Report are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the company's directors is presented in the subsection entitled "Nominees" appearing on pages 2 to 3 of the Proxy Statement dated September 18, 1995 (the "1995 Proxy Statement"), which page is incorporated herein by reference.

     Information regarding the company's executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the company's compensation of its executive officers is set forth on pages 6 to 11 of the 1995 Proxy Statement which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on page 4 of the 1995 Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding transactions with the company's directors and executive officers is set forth on page 13 of the 1995 Proxy Statement, which pages are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements

                                                                              PAGE IN 1995
                                                                             ANNUAL REPORT*
                                                                             --------------
    Financial Review.......................................................       20-26
    Report of Independent Accountants......................................          27
    Consolidated Balance Sheet at June 30, 1995 and 1994...................          28
    Consolidated Statement of Operations for the three years ended June 30,
      1995.................................................................          29
    Consolidated Statement of Cash Flows for the three years ended June 30,
      1995.................................................................          30
    Consolidated Statement of Stockholders' Equity for the three years
      ended June 30, 1995..................................................          31
    Notes to Consolidated Financial Statements.............................       32-46
    Quarterly Financial Data (Unaudited)...................................          47
    Ten-Year Summary.......................................................       48-49

     (2) Financial Statement Schedules

    Separate Financial Statements of Subsidiaries Not Consolidated and Fifty
      Percent or Less Owned Persons:
      Raynet International, Inc., Special Report dated November 16, 1994
      Ericsson Raynet, Annual Report dated June 30, 1995

     Schedules:

    Report of Independent Accountants on Financial Statement Schedule
      Schedule II -- Valuation and Qualifying Accounts

    The financial statement schedule should be read in conjunction with the financial statements in the 1995 Annual Report to Stockholders. All other Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes.
---------------
 * Incorporated herein by reference and included in this filing as Exhibit 13.

     (3) Index to Exhibits

EXHIBIT
 NO.                                          DESCRIPTION
------    -----------------------------------------------------------------------------------
 2(a)     Ericsson Raynet Formation Agreement dated as of October 10, 1994(11)
 2(b)     Amendment to Ericsson Raynet Formation Agreement dated as of November 16, 1994(11)
 2(c)     Ericsson Raynet Joint Venture Agreement dated as of November 16, 1994(11)
 3(a)     Amended and Restated Certificate of Incorporation(6)
 3(b)     Bylaws(1)
 3(c)     Certificate of Merger(1)
 4(a)     Rights Agreement(5)
 4(b)     Credit Agreement dated as of September 29, 1994(10)
 4(c)     Term Loan Agreement dated as of September 29, 1994(10)
10(a)     Amended and Restated 1981 Incentive Stock Option Plan(2)
10(b)     Amended and Restated 1981 Supplemental Stock Option Plan(2)
10(c)     Executive Long Term Incentive Plan(3)
10(d)     Bonus Deferral Plan(3)
10(e)     Amended and Restated 1987 Directors Stock Option Plan(8)
10(f)     Supplemental Executive Retirement Plan(4)
10(g)     Raynet Corporation Common Stock Plan(4)
10(h)     Amended and Restated 1990 Incentive Plan(8)
10(i)     Consulting Agreement dated as of April 1, 1990, between the company and Paul M.
          Cook(6)
10(j)     Description of Bonus Plan(7)
10(k)     Consulting Agreement dated as of April 18, 1994, between Raynet Corporation and
          Robert M. Halperin(9)
10(l)     Raynet Corporation 1993 Common Stock Plan(9)
10(m)     1995 Executive Deferred Compensation Plan(12)
10(n)     Consulting Agreement effective July 1, 1994, between the company and Isaac Stein and Waverley Associates, Inc.
10(o)     Revolving Credit Line Agreement dated as of January 2, 1995, between the company and Ericsson Raynet
10(p)     Executive Termination Compensation Policy dated as of June 1, 1995
10(q)     Consulting/Employment Agreement dated as of June 7, 1995, between the company and
          Robert J. Saldich
13        Portions of the 1995 Annual Report to Stockholders
21        Subsidiaries of the Registrant
23        Consent of Independent Accountants
27        Financial Data Schedule
99(a)     List of subsidiaries whose employees are participating in the Amended and Restated
          1984 Employee Stock Purchase Plan for United States employees and employees of certain domestic and foreign subsidiaries.
99(b)     List of subsidiaries whose employees are participating in the 1985 Supplemental
          Employee Stock Purchase Plan for employees of certain subsidiaries.

---------------
 (1) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, (File No. 2-15299) and incorporated by reference.

 (2) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, (File No. 2-15299) and incorporated by reference.

 (3) Filed as an exhibit to the company's Proxy Statement dated September 12, 1988, mailed to stockholders in connection with the 1988 Annual Meeting of Stockholders and incorporated by reference.

 (4) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, (File No. 2-15299) and incorporated by reference.

 (5) Filed as an exhibit to the Registration Statement on Form 8-A filed by the company on February 3, 1989, (File No. 2-15299) and incorporated by reference.

 (6) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, (File No. 2-15299) and incorporated by reference.

 (7) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, (File No. 2-15299) and incorporated by reference.

 (8) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.

 (9) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (File No. 2-15299) and incorporated by reference.

(10) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, (File No. 2-15299) and incorporated by reference.

(11) Filed as an exhibit to the company's Form 8-K dated November 16, 1994, (File No. 2-15299) and incorporated by reference.

(12) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on April 5, 1995, (Registration No. 33-58437) and incorporated by reference.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAYCHEM CORPORATION
                                          Registrant

                                          By:  /s/  ROBERT J. SALDICH

                                             -----------------------------------
                                             Robert J. Saldich
                                             President and
                                             Chief Executive Officer

Date: September 19, 1995

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

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------
          /s/  ROBERT J. SALDICH            President, Chief Executive      September 19, 1995
------------------------------------------  Officer and Director
            Robert J. Saldich               (Principal Executive Officer)

           /s/  RAYMOND J. SIMS             Senior Vice President and       September 19, 1995
------------------------------------------  Chief Financial Officer
             Raymond J. Sims                (Principal Financial Officer)

         /s/  DEIDRA D. BARSOTTI            Vice President and Controller   September 19, 1995
------------------------------------------  (Principal Accounting Officer)
            Deidra D. Barsotti

            /s/  PAUL M. COOK               Chairman of the Board           September 19, 1995
------------------------------------------
               Paul M. Cook

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------
           /s/  RICHARD DULUDE              Director                        September 19, 1995
------------------------------------------
              Richard Dulude

          /s/  JAMES F. GIBBONS             Director                        September 19, 1995
------------------------------------------
             James F. Gibbons

           /s/  JOHN P. MCTAGUE             Director                        September 19, 1995
------------------------------------------
             John P. McTague

           /s/  DEAN O. MORTON              Director                        September 19, 1995
------------------------------------------
              Dean O. Morton

------------------------------------------  Director
               Isaac Stein

          /s/  CYRIL J. YANSOUNI            Director                        September 19, 1995
------------------------------------------
            Cyril J. Yansouni

                                                      RAYNET INTERNATIONAL, INC.
                                                                  Special Report
                                                               November 16, 1994

RAYNET INTERNATIONAL, INC.

CONTENTS



---------------------------------------------------------------------------
Consolidated Financial Statements                                         2
---------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                5
---------------------------------------------------------------------------
Report of Independent Accountants                                        20
---------------------------------------------------------------------------

RAYNET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------
NOVEMBER 16, 1994 (IN THOUSANDS)
-------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                 $  11,236
  Accounts receivable, net of allowance for doubtful accounts of $196          22,473
  Inventories, net                                                             25,285
  Prepaid expenses and other current assets                                     1,705
-------------------------------------------------------------------------------------
Total current assets                                                           60,699

Property, plant and equipment, net                                             25,119
Capitalized software development costs, net                                    11,406
Other assets                                                                    1,111
-------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $  98,335
=====================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable to parent company                                       $  14,535
   Loan payable to parent company                                              34,279
   Accounts payable                                                            17,331
   Accrued payroll and related liabilities                                      4,914
   Other accrued liabilities                                                    4,515
   Deferred income                                                              1,861
   Excluded liabilities                                                         8,699
-------------------------------------------------------------------------------------
Total current liabilities                                                      86,134

Long-term warranty liability                                                      320
-------------------------------------------------------------------------------------
Total liabilities                                                              86,454
-------------------------------------------------------------------------------------
Commitments and contingencies (see note)

Shareholder's equity:
   Common and preferred stock                                                 528,799
   Accumulated deficit                                                       (517,243)
   Foreign currency translation                                                   325
-------------------------------------------------------------------------------------
Total shareholder's equity                                                     11,881
-------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $  98,335
=====================================================================================


See accompanying notes to consolidated financial statements.

RAYNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

--------------------------------------------------------------------------------
FOR THE PERIOD FROM JULY 1 THROUGH NOVEMBER 16, 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------

Revenues, net of returns and allowances                               $   26,348

Cost of goods sold                                                        33,941

Research and development expense                                          17,688

Sales, marketing, and administrative expense                              16,442

Interest expense, net                                                        328

Other expense, net                                                           126
--------------------------------------------------------------------------------
Loss before income taxes                                                 (42,177)

Provision for income taxes                                                     2
--------------------------------------------------------------------------------

NET LOSS                                                                ($42,179)

Accumulated deficit, beginning of period                                (475,064)
--------------------------------------------------------------------------------

ACCUMULATED DEFICIT, END OF PERIOD                                     ($517,243)
================================================================================


See accompanying notes to consolidated financial statements.

RAYNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------
FOR THE PERIOD FROM JULY 1 THROUGH NOVEMBER 16, 1994
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:

     Net loss                                                                                 ($42,179)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                              4,040
       Amortization                                                                              1,839
       Changes in certain assets and liabilities:
        Decrease in accounts receivable                                                         14,247
        Decrease in inventories                                                                  2,388
        Decrease in prepaid expenses and other assets                                            1,098
        Increase in accounts payable to parent company and excluded liabilities                  6,370
        Decrease in accounts payable and accruals                                               (9,122)
        Decrease in deferred income                                                               (471)
------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                                     (21,790)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Increase in capitalized software development costs                                         (1,857)
     Investment in property, plant and equipment, net of retirements                            (2,127)
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                      (3,984)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities - net borrowings from parent company                       34,279
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                        25
------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                            8,530
Cash and cash equivalents at beginning of period                                                 2,706
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                     $11,236
======================================================================================================

SUPPLEMENTAL  DISCLOSURE

Cash paid during the period for income taxes                                                   $    74


See accompanying notes to consolidated financial statements.

RAYNET INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Raynet Corporation was incorporated in 1987 by Raychem Corporation (the parent company or Raychem) to develop, manufacture, and sell high-performance, cost-effective, resource-sharing fiber optic telephone and video distribution systems for local loop applications throughout the world. Since its inception, Raynet has engaged primarily in product engineering and development. Commercial deployment began in the first half of calendar 1993.

Raynet International, Inc. (RNI) was formed in 1988 to pursue market opportunities for fiber-optic telephone distribution systems outside the United States and Canada. On June 24, 1993, Raychem purchased all of the convertible preferred stock in RNI which had been previously held by BellSouth Enterprises Inc. (BSE). Raychem has waived its right to associated dividends since July 1, 1994.

Prior to the merger of Raynet Corporation and RNI on November 15, 1994, Raychem contributed its RNI preferred stock holdings to Raynet Corporation. The surviving company, Raynet International, Inc., is hereinafter referred to as "the company." The company's fiscal year end is June 30. Raychem is the company's sole shareholder.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION AND RELATED COSTS

The company has conducted technology field trials, domestic first office applications (FOA), and international pilots. These activities are covered by fixed price contracts and involve the deployment of pre-production or low volume Raynet systems. Revenue typically is recognized on such contracts upon the customer's acceptance of the delivered system. Associated production costs, charged to cost of goods sold,

RAYNET INTERNATIONAL, INC.

are deferred until such time that revenue is recognized. There were no deferred trial/pilot costs in net inventory as of November 16, 1994.

Under the company's DBP Telekom OPAL 93 commercial volume contract, product sales revenue and associated cost of goods sold are recognized as product is accepted by the customer. The company subcontracts related trenching and engineering activities, referred to as "turnkey" services, as well as product installation services. Billings for turnkey services provided by subcontractors are recognized on a percentage of completion basis and recorded as an offset to the related project cost of goods sold. Other non-manufacturing operating costs incurred to support this contract are deferred to the extent recoverable and recognized in cost of goods sold in proportion to product or turnkey revenue recognized. The OPAL 93 contract was completed in the first quarter of fiscal 1995. For the period ended November 16, 1994, $12.7 million, or 48% of revenues, relates to this contract.

Revenue under other commercial contracts is recognized when the earnings process is complete. This generally occurs at the time product is shipped. For the period ended November 16, 1994, $11.3 million, or 43% of revenues, relates to product shipped under the company's July 1993 supply contract with NYNEX.

The company's sales contracts often allow for billings based on agreed upon milestones. Deferred income arises from amounts billed in advance of revenue recognized while unbilled receivables arise from revenue recognized in advance of amounts billed. Unbilled receivables totaled $1.5 million at November 16, 1994, of which $0.75 million, classified as other assets, is due beyond one year.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. At November 16, 1994, the company had $5.4 million invested with financial institutions in short-term interest bearing deposits that mature within 30 days.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost of inventories is determined on the first-in, first-out method.

RAYNET INTERNATIONAL, INC.

The components of inventories, net were as follows:

--------------------------------------------------------------------------------
NOVEMBER 16, 1994 (in thousands)
--------------------------------------------------------------------------------
Raw materials                                                            $14,513
Work-in-process                                                            6,071
Finished goods                                                             4,701
--------------------------------------------------------------------------------

                                                                         $25,285
================================================================================


WARRANTY

The company warrants the performance of its various products, pursuant to written limited warranties, typically for periods of between one and three years after customer acceptance. A warranty liability is provided at the time of shipment based upon expected return rates, average costs to repair, and anticipated retrofit activity. Warranty and retrofit liabilities at November 16, 1994 totaled $1.5 million, of which $1.2 million was included in "Other accrued liabilities."

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at original cost. Depreciation and amortization are provided over the economic lives of the individual assets and, for leasehold improvements, over the terms of their respective leases, if shorter, using accelerated methods for assets acquired prior to fiscal 1991 and the straight-line method for acquisitions thereafter.

The components of property, plant and equipment were as follows:

--------------------------------------------------------------------------------
NOVEMBER 16, 1994
--------------------------------------------------------------------------------
Machinery and equipment                                                 $ 54,884
Furniture and fixtures                                                     5,483
Leasehold improvements                                                     8,095
--------------------------------------------------------------------------------
                                                                          68,462
Less: accumulated depreciation and amortization                          (43,343)
--------------------------------------------------------------------------------
                                                                       $  25,119
================================================================================

Depreciation expense was $4.0 million for the period.

RAYNET INTERNATIONAL, INC.


INTANGIBLE ASSETS

Trademarks and software licenses are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the company capitalizes software development costs as resulting products become "technologically feasible." At November 16, 1994, the company had $11.4 million in capitalized software development costs, which is net of accumulated amortization of $6.8 million.

Amortization of capitalized software development costs begins when the products are available for general release to customers on a volume basis and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over a period not to exceed three years. The company began amortizing capitalized software development costs in fiscal 1993. Total amortization of $1.8 million has been included in cost of goods sold for the period.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the company's foreign operations are translated into United States dollars at exchange rates prevailing at period end, and the resulting translation adjustments are included as a component of shareholder's equity. Net realized and unrealized foreign currency exchange gain or loss was insignificant for the period.

RELATED PARTY TRANSACTIONS

REVOLVING CREDIT AGREEMENT WITH RAYCHEM

The company may borrow up to $150 million under a revolving credit agreement with Raychem International Manufacturing Corporation (RIMC), an affiliated company and wholly owned subsidiary of the parent company. Advances are made

RAYNET INTERNATIONAL, INC.

through bank transfers between the companies' accounts each day in the amount needed to cover the company's daily operating cash needs. These advances bear interest monthly at the then current prime rate calculated on the average daily balance for the month. This agreement is terminable on ninety (90) days notice.

This agreement was terminated on November 16, 1994 in connection with the formation of Ericsson Raynet (see "Subsequent Event - Ericsson Raynet Partnership" footnote).

PARTICIPATION IN RAYCHEM'S EMPLOYEE STOCK PURCHASE PLAN

The company's employees are eligible to participate in the parent company's Employee Stock Purchase Plan. This plan provides that eligible employees may contribute up to 15% of their base earnings towards the quarterly purchase of the parent company common stock. The employees' purchase price is derived from a formula based on the fair market value of the parent company's common stock. No compensation expense is recorded in connection with this plan. Amounts withheld from employees related to employees' participation in this plan are transferred quarterly to the parent company. After the formation of Ericsson Raynet (see "Subsequent Event - Ericsson Raynet Partnership" footnote), the partnership's employees will be ineligible to participate in this plan.

PARTICIPATION IN RAYCHEM'S PENSION PLANS

The company's employees also participate in the parent company's pension plans. Raychem has noncontributory defined benefit pension plans which cover substantially all U.S. employees and a number of its employees in foreign countries. The benefits for these plans are based primarily on years of service and employee compensation. The parent company funds these pension plans when legally or contractually required. Plan assets generally consist of publicly traded securities, bonds and cash investments.

The company is charged for pension expense as an element of a composite fringe benefit charge from its parent company. Information on the actuarial present value of benefit obligations, fair value of plan assets and pension costs are not provided as such information is not maintained separately for employees of the company. As a result of the formation of Ericsson Raynet (see "Subsequent Event - Ericsson Raynet Partnership" footnote), effective December 31, 1994 the partnership's employees will no longer participate in Raychem's pension plans.

RAYNET INTERNATIONAL, INC.


OTHER POSTRETIREMENT BENEFITS

The parent company provides postretirement health care benefits to U.S. employees who qualify for the parent company's defined benefit pension plan and retire on or after age 55, until reaching age 65. Such benefits are limited to allowing retirees to continue their participation in the parent company's group medical plan. Eligible retirees pay monthly premiums, thus reducing the parent company's cost.

Raychem adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), effective July 1, 1992. This statement requires accrual accounting for all postretirement benefits other than pensions. The cost associated with this recently implemented standard has also been charged to the company as an element of a composite fringe benefit charge from the parent company. Information on the actual expense resulting from the adoption of FAS 106 is not maintained separately for employees of the company.

OTHER TRANSACTIONS WITH RAYCHEM

In the normal course of business, the company contracts to purchase materials and receive certain services from the parent company such as employer payroll based charges, security and maintenance of the company's facilities, contracted construction work, and relocation of the company's employees. In general, charges for payroll and relocation are passed through at actual cost, while other charges are in accordance with negotiated agreements. The company also reimburses the parent company for certain amounts Raychem pays on its behalf, such as direct deposit payroll, foreign currency intercompany payables, business insurance, and workers compensation premiums. Total charges for these products, services, and reimbursements were approximately $23.5 million for the period. The company had outstanding accounts payable to the parent company of $14.5 million as of November 16, 1994.

FINANCIAL INSTRUMENTS

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

RAYNET INTERNATIONAL, INC.


Cash and Cash Equivalents

The carrying amount approximates fair value.

Forward Foreign Exchange Contracts

The fair values of forward foreign exchange contracts, which approximate their carrying amount, are estimated based on quoted market prices of comparable contracts.

FORWARD FOREIGN EXCHANGE CONTRACTS

The parent company enters into forward foreign exchange contracts on behalf of the company to hedge certain of the company's foreign currency denominated receivables and payables. The related gains and losses on these contracts are included in "other expense, net" as they arise. To the extent that a forward contract is intended to hedge a firm foreign currency commitment, the gains and losses that arise from these transactions are deferred and included in the company's current assets or liabilities. The related gains and losses are recognized in later periods and included in the measurement of the related foreign currency transaction. For the period ended November 16, 1994, $0.8 million of deferred hedge gain was included in cost of goods sold. There were no deferred hedge gains or losses in current assets or liabilities at November 16, 1994.

Parties to the hedging transactions typically are large international financial institutions. During the period ended November 16, 1994, the parent company managed all of the company's forward foreign exchange contracts which related primarily to major western European currencies. At November 16, 1994, the company did not have any forward foreign exchange contracts outstanding.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the company to significant concentrations of credit risk consist of trade accounts receivable. As of November 16, 1994, the company's trade accounts receivable were due primarily from NYNEX (22%), the DBP Telekom (66%) and Ericsson, S.A. (5%).

RAYNET INTERNATIONAL, INC.

INTEREST

Interest expense, net for the period consists principally of interest charged by Raychem on the Revolving Credit Agreement.

INCOME TAXES

Effective July 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (FAS 109).

For U.S. federal tax purposes, the company and its subsidiaries are members of an affiliated group of which Raychem is the common parent corporation. The affiliated group files its U.S. federal tax return on a consolidated basis utilizing a June 30 fiscal year end.

For purposes of financial statement presentation, income tax expense and related asset and liability accounts have been computed on a stand-alone basis.

Deferred tax liabilities (assets) under FAS 109 consisted of the following at June 30, 1994:


(IN THOUSANDS)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                         $     749
--------------------------------------------------------------------------------

ASSETS:

Difference in book and tax bases of assets                                (3,426)

Compensation accruals                                                       (249)

Asset reserves                                                            (2,796)

Capitalization of research & experimental costs, net of amortization     (91,547)

Loss and tax credit carryforwards                                        (37,855)

Other                                                                     (2,545)
--------------------------------------------------------------------------------
GROSS DEFERRED TAX ASSETS                                               (138,418)

--------------------------------------------------------------------------------
DEFERRED TAX ASSET VALUATION ALLOWANCE                                   137,669

--------------------------------------------------------------------------------
TOTAL NET DEFERRED TAX ASSETS                                          $       0
================================================================================


RAYNET INTERNATIONAL, INC.

For the interim period from July 1 through November 16, 1994, any change in net deferred tax assets arising from the results of operations would be offset by a corresponding adjustment in the valuation allowance.

The loss before income taxes for the period from July 1 through November 16, 1994 is primarily attributable to U.S. operations. The company's net operating losses and tax credit carryforwards expire in 2002 through 2009.

COMMON AND PREFERRED STOCK

Prior to the merger of Raynet Corporation and RNI, Raynet Corporation issued 34,762,271 shares of common stock and 86,905,678 shares of Series A common Stock to RIMC with respect to its prior equity contribution of $121.7 million. In connection with the merger of Raynet Corporation into RNI, the company was recapitalized.

At November 16, 1994, issued and outstanding shares, as well as shares authorized, were as follows:

------------------------------------------------------------------------------
                                       Issued and Outstanding      Authorized
------------------------------------------------------------------------------
Common Stock                                 36,362,272            215,000,000
Series A common stock                        90,905,678            100,000,000
Series A preferred stock                      8,771,870              8,771,870
Series B preferred stock                      1,200,000              1,200,000
Series C preferred stock                      4,200,000              4,200,000
Series D preferred stock                     26,611,800             55,000,000


STOCK OPTIONS

All 4,396,050 options outstanding at November 15, 1994 (average exercise price of $2.04) under the company's 1987 and 1993 Common Stock Option Plans were terminated.

FOREIGN OPERATIONS

The company maintains wholly owned subsidiaries in Germany, France, Spain, Belgium, and the United Kingdom. These foreign subsidiaries perform sales and marketing functions and provide field installation and engineering support for international deployments of the company's products. Revenues, net of returns and allowances, from unaffiliated customers for the period include $10.8 million in the

RAYNET INTERNATIONAL, INC.

United States, $12.7 million in Germany and $2.8 million in other European countries. These revenues reflect only local shipments and exclude direct exports from other geographic areas. Total assets, excluding intercompany receivables and investments, comprised $71.6 million in the United States, $22.9 million in Germany and $4.0 million in other European countries at November 16, 1994.

COMMITMENTS AND CONTINGENCIES

LEASES

The company leases certain machinery and equipment, and its manufacturing and office facilities under operating leases. These leases require the company to pay taxes, insurance, and maintenance expenses, and provide for renewal and/or purchase options at the fair market value of the property. Certain office and manufacturing facilities are leased from the parent company. As of November 16, 1994, the aggregate minimum rental commitments under non-cancelable leases were as follows:

--------------------------------------------------------------------------------
                                COMMITMENT
                              TO THE PARENT             COMMITMENT
YEAR ENDING JUNE 30              COMPANY                TO OTHERS         TOTAL
--------------------------------------------------------------------------------
(IN THOUSANDS)
1995                             $  606                  $   925          $1,531
1996                                932                      730           1,662
1997                                 -                       307             307
1998                                 -                        72              72
1999                                 -                        14              14
Thereafter                           -                        -               -
--------------------------------------------------------------------------------

TOTAL                            $1,538                   $2,048          $3,586
================================================================================


Rental expense under operating leases was approximately $1.5 million for the period.

As of November 16, 1994, the company had outstanding bank guarantees of $0.7 million related to its OPAL 93 contract performance, duty declaration, and certain foreign leases.

RAYNET INTERNATIONAL, INC.

ROYALTY AGREEMENTS

Since 1988, the company has entered into various agreements with BSE which provide for royalty payments based on a percentage of the company's net sales of certain products. In October 1994, Raychem Corporation, Raynet Corporation, RNI, and BSE, entered into an agreement whereby, among other things, BSE agreed to reduce by half the ongoing royalties, previously generally due at 6% of revenues, with respect to the period July 1 through September 30, 1994, and to forego royalties with respect to the period October 1, 1994 through the closing of the joint venture with Ericsson (see "Subsequent Event - Ericsson Raynet Partnership" footnote), contingent on said closing occurring prior to December 1, 1994. All such royalties, amounting to $0.6 million and classified as Excluded Liabilities on the accompanying consolidated balance sheet, were due and payable on the closing date of the joint venture. Additionally, the company is required to pay BSE $10 million in calendar 1994, and to make two additional payments of $10 million each over the next two calendar years. The company has agreed to make other royalty payments to BSE contingent upon the revenues and earnings performance of Ericsson Raynet.

SUBSEQUENT EVENT - ERICSSON RAYNET PARTNERSHIP

On November 16, 1994, the company and L M Ericsson, a Swedish telecommunications company, formed a joint venture, called "Ericsson Raynet", which assumed and is continuing the company's operations. Ericsson Raynet is headquartered in Menlo Park, California, and has been organized as a general partnership under Delaware law. Ericsson representatives will constitute a majority of the Board of Managers of the joint venture.

In forming the joint venture, the company sold certain specified assets to Ericsson in exchange for $40 million. Ericsson contributed the purchased assets to the joint venture, and the company contributed substantially all of its remaining assets and liabilities to the joint venture. Funding of the joint venture will initially be provided by the partners, generally 51% by Ericsson and 49% by the company.

During the first five to eight years of operation, subject to various conditions, substantially all of the profits of the joint venture up to $156 million will be allocated to the company; thereafter profits of the joint venture will be shared 51/49 by Ericsson and the company, respectively. Ericsson's share of the joint venture's losses will be capped at $25 million for the fiscal year ending June 30, 1995. During the fiscal year ending June 30, 1996, up to $19.6 million of losses will be allocated to

RAYNET INTERNATIONAL, INC.

Ericsson and the company in a 51/49 ratio; additional losses, if any, up to $10 million will be allocated 100% to the company; and, thereafter, additional losses, if any, will again be allocated to Ericsson and the company in a 51/49 ratio.

Ericsson has a right to purchase the company's interest in the joint venture at a fixed price for a limited period beginning November 16, 1996; and Ericsson and the company have call and put rights, respectively, on the company's interest in the joint venture exercisable at fair market value at any time after July 1, 1999. If any of these options are exercised, the company has agreed to pay BSE a portion of the purchase price received.

Certain liabilities to be retained by the company have been classified as "Excluded Liabilities" in the accompanying consolidated balance sheet and consist at November 16, 1994 of:

--------------------------------------------------------------------------------------
(in thousands)
--------------------------------------------------------------------------------------
Accrued balances as of June 30, 1994

     Retention bonus                                                            $1,187

     Restructuring for consulting and severance                                  1,022

     Employee deferred option bonus                                                 42

     Tax liabilities, net                                                           35

     BSE royalty                                                                 2,046
--------------------------------------------------------------------------------------
       SUBTOTAL                                                                 $4,332
--------------------------------------------------------------------------------------
Additional accruals for the period:

     Employee severance                                                            387

     BSE royalty                                                                   621

     Retention bonus                                                             2,972
--------------------------------------------------------------------------------------
       SUBTOTAL PERIOD EXPENSE                                                  $3,980
--------------------------------------------------------------------------------------
Reimbursement to Raychem of their funding of period severance expense              387
--------------------------------------------------------------------------------------
       TOTAL EXCLUDED LIABILITIES                                               $8,699
======================================================================================


Also to be retained by the company are the net assets of its foreign subsidiaries in France, Spain, Belgium and the United Kingdom, referred to as "excluded subsidiaries". Net assets of these excluded foreign subsidiaries totaled $0.5 million as of November 16, 1994.

RAYNET INTERNATIONAL, INC.

Ericsson and Raychem agreed that for purposes of determining financial matters or economic results to the parties, the joint venture would be effective as of July 1, 1994. Since the joint venture was not legally formed at that time, it was contemplated that the same economics would be accomplished by adjusting contributions to and distributions from the joint venture to account for the period July 1 through November 16, 1994 (the actual date of formation of the partnership). In order to accomplish this, it was agreed that Raychem would bear the loss from operations (excluding expenses related to excluded liabilities) for the period July 1 through November 16, 1994 (referred to in the Joint Venture Agreement as the "Stub Period Loss"). As a result, the assets contributed by RNI to the joint venture includes a receivable from Raychem of $38.2 million.

Ericsson and Raychem also agreed that the results of operations of the foreign subsidiaries not transferred to the joint venture (RNI subsidiaries in the UK, Belgium, France and Spain) would be included in the measurement of the Stub Period Loss. As a result, the net income of $0.269 million of these subsidiaries is included in the Stub Period Loss and the assets contributed to the joint venture by RNI includes a receivable from RNI of $0.269 million.

If the accompanying consolidated statement of operations excluded expenses related to the above excluded liabilities of $8.7 million, the resulting Stub Period Loss is calculated as follows:

--------------------------------------------------------------------------------
FOR THE PERIOD FROM JULY 1 THROUGH NOVEMBER 16, 1994
(IN THOUSANDS)
--------------------------------------------------------------------------------
Target revenues                                                          $26,348

Cost of goods sold                                                        32,829

Research and development expense                                          16,220

Sales, marketing, and administrative expense                              15,042

Interest expense, net                                                        328

Other expense, net                                                           129
--------------------------------------------------------------------------------
Loss before income taxes                                                 (38,200)

Provision for income taxes                                                     2
--------------------------------------------------------------------------------
NET LOSS                                                                ($38,202)
================================================================================


The assets and liabilities to be contributed by RNI and Ericsson to the joint venture consist of the following:

RAYNET INTERNATIONAL, INC.

---------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 16, 1994 (IN THOUSANDS)
                                                                               Raynet        Raynet    Eliminating   Consolidated
                                                                           International      GmbH       Entries       Balances
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     $  4,263       $ 4,726        --         $  8,989

Accounts receivable, net of allowance for doubtful accounts of $196              6,380        14,720        --           21,100

Inventories                                                                     23,169         3,001        (885)        25,285

Prepaid expenses and other current assets                                        1,170           324        --            1,494

Intercompany Receivable                                                         11,990           404     (12,394)          --

Receivable from excluded subs.                                                   2,404             4        --            2,408

Receivable from Raychem/RNI                                                     38,471          --          --           38,471

Property, plant & equipment, net                                                24,001           988        --           24,989

Capitalized software development costs, net                                     11,406          --          --           11,406

Investment, intercompany                                                            29          --           (29)          --

Other assets                                                                     1,111          --          --            1,111
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                              124,394        24,167     (13,308)       135,253
-------------------------------------------------------------------------------------------------------------------------------

Accounts payable to Raychem                                                     14,362          --          --           14,362

Intercompany payable                                                               405        11,987     (12,392)          --

Payable to excluded subs.                                                          240          --          --              240

Loan payable to parent company                                                  34,279          --          --           34,279

Accounts payable                                                                 7,981         9,181        --           17,162

Accrued payroll and related liabilities                                          3,874           588        --            4,462

Other accrued liabilities                                                        5,239           974        --            6,213

Long-term warranty liability                                                       320          --          --              320
-------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES                                                          66,700        22,730     (12,392)        77,038
-------------------------------------------------------------------------------------------------------------------------------

     NET ASSETS                                                               $ 57,694       $ 1,437        (916)      $ 58,215
===============================================================================================================================


RAYNET INTERNATIONAL, INC.

On January 2, 1995, the joint venture entered into three revolving credit agreements with its partners. Raynet and Ericsson each committed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995 or earlier if the revolving credit agreement is terminated at the discretion of the lender. Both credit agreements stipulate that borrowings by the joint venture will be interest-free. The third revolving credit agreement, between the joint venture and Ericsson, provides for maximum borrowings of $25 million. Principal and accrued but unpaid interest is due in full on December 20, 1995 or earlier if this agreement is terminated at Ericsson's discretion. Interest is payable quarterly in arrears at a rate which approximates third-party lending rates. None of these agreements impose covenants or restrictions on the joint venture's operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  of Raynet International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and accumulated deficit and of cash flows present fairly, in all material respects, the financial position of Raynet International, Inc. and its subsidiaries at November 16, 1994 and the results of their operations and their cash flows for the period from July 1 through November 16, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


San Jose, California
January 6, 1995

                                                                 ERICSSON RAYNET
                                                                   Annual Report
                                                                   June 30, 1995

ERICSSON RAYNET

CONTENTS

---------------------------------------------------------------------------
Consolidated Financial Statements                                         2

---------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                6

---------------------------------------------------------------------------
Report of Independent Accountants                                        18

---------------------------------------------------------------------------

ERICSSON RAYNET
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                                                                      NOVEMBER 16,
                                                           JUNE 30,      1994
(IN THOUSANDS)                                              1995      (INCEPTION)
----------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                              $  3,121      $  8,989
  Accounts receivable                                       15,749        21,100
   Due from Raychem and its affiliates                       9,622        40,879
   Due from Ericsson and its affiliates                        451          --
   Inventories                                              33,048        25,285
   Prepaid expenses and other current assets                   873         1,494
----------------------------------------------------------------------------------
Total current assets                                        62,864        97,747

Property, plant and equipment, net                          21,811        24,989
Capitalized software development costs, net                 12,050        11,406
Other assets                                                   342         1,111
----------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 97,067      $135,253
==================================================================================
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Accounts payable to Raychem or its affiliates          $  1,903      $ 14,602
   Accounts payable to Ericsson or its affiliates            1,372          --
   Loans payable to Ericsson or its affiliates              13,271          --
   Loans payable to Raychem or its affiliates                3,460        34,279
   Accounts and notes payable                                6,806        17,162
   Accrued payroll and related liabilities                   5,289         4,462
   Accrued restructuring costs                              12,401          --
   Other accrued liabilities                                 5,534         4,352
   Deferred income                                          15,870         1,861
----------------------------------------------------------------------------------
Total current liabilities                                   65,906        76,718

Long-term warranty liability                                   495           320
----------------------------------------------------------------------------------

Total liabilities                                           66,401        77,038
----------------------------------------------------------------------------------
Commitments and contingencies (see note)

Partners' equity:
   Ericsson                                                 19,511        29,513
   Raychem                                                  18,745        28,356
   Capital contribution receivable                          (8,105)         --
   Foreign currency translation                                515           346
----------------------------------------------------------------------------------
Total partners' equity                                      30,666        58,215
----------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $ 97,067      $135,253
==================================================================================

See accompanying notes to consolidated financial statements.

ERICSSON RAYNET

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
FOR THE PERIOD FROM NOVEMBER 16, 1994 (INCEPTION) THROUGH JUNE 30, 1995

(IN THOUSANDS)
--------------------------------------------------------------------------------

Revenues, net of returns and allowances                                $ 19,228
Cost of goods sold                                                       36,796
Research and development expense                                         25,681
Sales, marketing, and administrative expense                             23,085

Restructuring of operations                                              12,446
Interest income, net                                                         96
Other income, net                                                           789
--------------------------------------------------------------------------------
Loss before income taxes                                                (77,895)

Provision for income taxes                                                  461
--------------------------------------------------------------------------------
NET LOSS                                                               ($78,356)
================================================================================

See accompanying notes to consolidated financial statements.

ERICSSON RAYNET

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

-----------------------------------------------------------------------------------------------------
                                                                       CAPITAL    FOREIGN
                                                                       CONTRI-     CURR-
                                                                       BUTION      ENCY
                                                                       RECEIV-    TRANS-
(IN THOUSANDS)                            ERICSSON       RAYCHEM        ABLE      LATION      TOTAL
-----------------------------------------------------------------------------------------------------
Balance at November 16, 1994
 (inception)                              $ 29,513      $ 28,356         --        $346     $ 58,215
Allocation of losses to partners           (31,347)      (47,009)        --          --      (78,356)
Additional contributions                    21,345        37,398         --          --       58,743
Capital contributions receivable from
   Raychem                                    --            --        ($8,105)       --       (8,105)
Currency translation                          --            --           --         169          169
-----------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                  $ 19,511      $ 18,745      ($8,105)     $515     $ 30,666
=====================================================================================================

See accompanying notes to consolidated financial statements.

ERICSSON RAYNET
CONSOLIDATED STATEMENT OF CASH FLOW

----------------------------------------------------------------------------------------------
FOR THE PERIOD FROM NOVEMBER 16, 1994 (INCEPTION) THROUGH JUNE 30, 1995 (IN
THOUSANDS)
----------------------------------------------------------------------------------------------

Cash flows used in operating activities:

     Net loss                                                                       ($78,356)

    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    6,296
       Amortization                                                                    3,179
       Restructuring of operations                                                    12,446
       Changes in certain assets and liabilities:
        Decrease in accounts receivable                                                5,351
        Decrease in due from Raychem and its affiliates                                2,146
        Increase in due from Ericsson and its affiliates                                (451)
        Increase in inventories                                                       (7,763)
        Decrease in prepaid expenses and other assets                                  1,380
        Decrease in accounts payable to Partners                                     (11,327)
        Decrease in accounts payable and accruals                                     (8,172)
        Decrease in accrued restructuring                                                (45)
        Increase in deferred income                                                   14,009
----------------------------------------------------------------------------------------------

    Net cash used in operating activities                                            (61,307)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:

    Increase in capitalized software development costs                                (3,813)
    Investment in property, plant and equipment, net of retirements                   (2,968)
----------------------------------------------------------------------------------------------

    Net cash used in investing activities                                             (6,781)
----------------------------------------------------------------------------------------------

Cash flows from financing activities :

    Net decrease in loans payable to Raychem                                         (30,819)
    Net borrowings from Ericsson                                                      13,271
    Capital contributions from Ericsson                                               21,345
    Capital contributions from Raychem                                                37,398
    Increase in capital contribution receivable                                       (8,105)
    Decrease in funding due from Raychem                                              29,111
----------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                         62,201
----------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                              19
----------------------------------------------------------------------------------------------
                                                                                      (5,868)

Decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period                                       8,989
----------------------------------------------------------------------------------------------
                                                                                    $  3,121
Cash and cash equivalents at end of period
==============================================================================================

SUPPLEMENTAL  DISCLOSURE

Cash paid during the period for income taxes                                        $    283


See accompanying notes to consolidated financial statements.

ERICSSON RAYNET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PARTNERSHIP

On November 16, 1994, Raychem Corporation ("Raychem"), through its wholly owned subsidiary Raynet International, Inc. ("RNI") and L M Ericsson ("Ericsson"), through its majority owned subsidiary Ericsson GE Holding Inc. (now called Ericsson Holding Inc.), formed Ericsson Raynet ("the partnership") as a general partnership under Delaware law. The partnership assumed the operations of RNI, formed in 1988, which was the surviving company after its merger on November 15, 1994 with Raynet Corporation, incorporated in 1987. The partnership develops, manufactures, and sells high-performance, resource-sharing fiber optic telephone and video distribution systems for local loop applications throughout the world. Ericsson representatives constitute a majority of the partnership's Board of Managers. The partnership, which is headquartered in Menlo Park, California, has a fiscal year end of June 30.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the partnership and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. The assets contributed to and the liabilities assumed by the partnership at November 16, 1994 were recorded at the historical cost basis of RNI. The statement of operations represents operating activity from the inception of the partnership through June 30, 1995.

REVENUE RECOGNITION AND RELATED COSTS

Revenue under commercial contracts is recognized when the earnings process is complete. This generally occurs at the time product is shipped. For the period from November 16, 1994 through June 30, 1995, $10.2 million, or 53% of revenues, relates to product shipped or services provided under the partnership's contracts with NYNEX; and $4.7 million or 25% of revenues, relates to product shipped to the Deutsche Bundespost (DBP) Telekom under follow-on spares orders to the OPAL 93 commercial volume contract.

ERICSSON RAYNET

Under the partnership's DBP Telekom OPAL 94 commercial volume contract, product sales revenue and associated cost of goods sold are recognized as product is accepted by the customer. Non-manufacturing operating costs incurred to support the installation of product delivered under this contract are deferred to the extent recoverable and recognized in cost of goods sold in proportion to product revenue recognized. As of June 30, 1995, $1.3 million of deferred installation costs were classified in net inventory. The contract allows the DBP to withhold payment of a percentage of amounts billed until certain contract performance criteria are met. As of June 30, 1995, the DBP was withholding payment of $1.5 million (classified in accounts receivable) which the partnership anticipates to collect in fiscal 1996. Revenues related to this contract are anticipated to commence in the first quarter of fiscal 1996.

The partnership's sales contracts often allow for billings based on agreed upon milestones. Deferred income arises from amounts billed in advance of revenue recognized while unbilled receivables arise from revenue recognized in advance of amounts billed. At June 30, 1995, unbilled receivables totaled $0.75 million. At November 16, 1994, unbilled receivables totaled $1.5 million, of which $0.75 million was classified as long-term in "other assets."

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of 90 days or less at the date of purchase are considered to be cash equivalents. At June 30, 1995 and November 16, 1994, the partnership had $2.9 million and $4.6 million, respectively, invested with financial institutions in short-term interest bearing deposits that mature within 90 days.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost of inventories is determined on the first-in, first-out method.

The components of inventories, net were as follows:

-----------------------------------------------------------------------------------
                                                     JUNE 30,          NOVEMBER 16,
(IN THOUSANDS)                                         1995                1994
-----------------------------------------------------------------------------------
Raw materials                                        $ 9,027             $14,513
Work-in-process                                        8,352               6,071
Finished goods                                        15,669               4,701
-----------------------------------------------------------------------------------
                                                     $33,048             $25,285
===================================================================================

ERICSSON RAYNET

WARRANTY

The partnership warrants the performance of its various products, pursuant to written limited warranties, typically for periods of between one and three years after customer acceptance. A warranty liability is provided at the time of shipment based upon expected return rates, average costs to repair, and anticipated retrofit activity. Warranty and retrofit liabilities at June 30, 1995 and November 16, 1994 totaled $1.8 million and $1.5 million, respectively, including $1.3 million and $1.2 million, respectively, recorded as "other accrued liabilities."

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at original cost. Depreciation and amortization are provided over the economic lives of the individual assets and, for leasehold improvements, over the terms of their respective leases, if shorter, using accelerated methods for assets acquired prior to fiscal 1991 and the straight-line method for acquisitions thereafter.

The components of property, plant and equipment were as follows:

----------------------------------------------------------------------------------
                                                         JUNE 30,     NOVEMBER 16,
(IN THOUSANDS)                                             1995          1994
----------------------------------------------------------------------------------
Machinery and equipment                                  $ 55,967      $ 54,617
Furniture and fixtures                                      6,118         5,423
Leasehold improvements                                      8,159         8,095
----------------------------------------------------------------------------------
                                                           70,244        68,135
Less: accumulated depreciation and amortization           (48,433)      (43,146)
----------------------------------------------------------------------------------
                                                         $ 21,811      $ 24,989
==================================================================================

Depreciation expense was $6.3 million for the period from November 16, 1994 through June 30, 1995.

INTANGIBLE ASSETS

Trademarks and software licenses are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter.

ERICSSON RAYNET

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the partnership capitalizes software development costs as resulting products become "technologically feasible." At June 30, 1995 and November 16, 1994, the partnership had $12.1 million and $11.4 million, respectively, in net capitalized software development costs. Accumulated amortization was $10.0 million and $6.8 million at June 30, 1995 and November 16, 1994, respectively.

Amortization of capitalized software development costs begins when the products are available for general release to customers on a volume basis and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over a period not to exceed three years. Total amortization of $3.2 million has been included in cost of goods sold for the period.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the partnership's foreign operation are translated into United States dollars at exchange rates prevailing at period end and the income statement is translated at average exchange rates during the period. The resulting translation adjustments are accumulated under partners' equity. Net operational gains and losses on foreign exchange, mainly related to amounts receivable or payable, are included in "other income, net." The net realized and unrealized foreign currency exchange gain was $1.0 million for the period November 16, 1994 through June 30, 1995.

ADVERTISING COSTS

The partnership expenses advertising costs as incurred. No advertising costs were incurred for the period November 16, 1994 through June 30, 1995.

RESTRUCTURING OF OPERATIONS

In June 1995, the partnership announced a plan to restructure its operations in order to sharpen focus on selected high potential products, markets, and customers and to reduce costs. Planned changes include the relocation of manufacturing operations to existing Ericsson units in Sweden and consolidation of certain general and administrative functions within Ericsson in the U.S. and Sweden. The partnership

ERICSSON RAYNET

intends to reduce its workforce by approximately 40%, with nearly all of the reductions to take place in Menlo Park, California. These restructuring activities are anticipated to be completed by December 1995.

The restructuring charge of $12.4 million includes provisions for employees severance costs, including health insurance benefits and outplacement services, lease termination costs, and the write-off of fixed assets and leasehold improvements.

RELATED PARTY TRANSACTIONS

REVOLVING CREDIT AGREEMENTS

On January 2, 1995, the partnership entered into revolving credit agreements
(RCA) with RNI or Ericsson Inc. ("EUS"), a subsidiary of Ericsson. Both RNI and EUS committed to make available to the partnership a maximum of $50 million, due in full on December 20, 1995 or earlier if the RCA is terminated at the discretion of the lender. Both credit agreements stipulate that borrowings by the partnership will be interest-free. An additional RCA, between the partnership and EUS, provides for maximum borrowings of $25 million. Principal and accrued but unpaid interest is due in full on December 20, 1995 or earlier if this agreement is terminated at EUS's discretion. Interest is payable quarterly in arrears at a rate which approximates third-party lending rates. None of these agreements impose covenants or restrictions on the partnership's operations. To meet temporary cash requirements, the partnership's wholly owned subsidiary in Germany entered into a short-term loan agreement with one of Ericsson's affiliates in Germany. This loan, plus interest, was repaid in full in July 1995.

Amounts outstanding under these agreements at June 30, 1995 were:

(in thousands)
--------------------------------------------------------------------------------
Non-interest bearing RCA with EUS                                        $ 3,602
Interest bearing RCA with EUS                                              9,091
Short-term loan with Ericsson affiliate in Germany                           578
--------------------------------------------------------------------------------
     Total loans payable to Ericsson or its affiliates                   $13,271
================================================================================

Non-interest bearing RCA with RNI                                        $ 3,460
================================================================================

On November 16, 1994, the partnership assumed the debt Raynet Corporation had accumulated under its revolving credit agreement with Raychem International

ERICSSON RAYNET

Manufacturing Corporation (RIMC), a wholly owned subsidiary of Raychem. The agreement was terminated in connection with the partnership's formation, at which time $16.8 million of the $34.3 million then payable to RIMC was forgiven by Raychem as part of its capital contributions and the remaining $17.5 million was paid from capital contributions by Ericsson.

PARTICIPATION IN PENSION PLANS

Until December 31, 1994, the partnership's employees were eligible to participate in Raychem's pension plans, which were noncontributory defined benefit pension plans that covered substantially all U.S. employees and a number of its employees in foreign countries. The benefits for these plans were based primarily on years of service and employee compensation. Raychem funded these pension plans as legally and contractually required. Plan assets generally consisted of publicly traded securities, bonds and cash investments. Raychem charged the partnership for pension expense as an element of a composite fringe benefit charge.

Effective January 1, 1995, the partnership's employees in the U.S. began participation in The Retirement Plan for Employees of Ericsson Inc. (the "Ericsson Plan"), which is also a noncontributory defined benefit pension plan. The benefits for this plan are based primarily upon years of service and employees' qualifying compensation during the final years of employment. Partnership contributions are made to the extent allowed for Federal income tax purposes.

Assets and liabilities in respect of accrued benefits earned by participation in the Raychem Pension Plan through December 31, 1994, were transferred to the Ericsson Plan. The partnership accrues for pension expense as an element of a composite fringe benefit charge based on management's best estimates of actual pension costs. Information on actual pension costs, the actuarial present value of benefits and the fair market value of plan assets is not available at this time as the Ericsson Plan operates on a calendar year plan year and an actuarial valuation including the partnership's participants has not yet been completed.

PARTICIPATION IN CAPITAL ACCUMULATION AND SAVINGS PLAN

Effective January 1, 1995, the partnership's eligible employees in the U.S. began participation in the Capital Appreciation and Savings Plan of Ericsson Inc. Eligible participants may contribute on a pre-tax basis from 1% to 13% of their eligible earnings into the Capital Accumulation 401K portion of the Plan and may contribute

ERICSSON RAYNET

from 1% to 3% to the Savings portion on an after-tax basis. The partnership contributes 1% of a participant's eligible pay to the Capital Accumulation portion of the Plan, whether or not the participant contributes. The partnership also matches dollar for dollar participant contributions of up to 3% of eligible pay. The participant may elect to apply the match to either their before-tax 401K contribution or their after-tax contribution, or to a combination of both. Contributions are 100% vested immediately with the exception of the partnership match on Employee Savings contributions, which become 100% vested at the time the participant completes two years of service. Contributions are remitted to a trust for investment each month. Participants may direct the investment of their accounts among six separate funds which are invested in varying combinations of common stock, mutual funds, government bond funds, and other publicly traded investments.

OTHER POSTRETIREMENT BENEFITS

Until December 31, 1994, Raychem provided postretirement health care benefits to partnership employees in the U.S. who qualified for its defined benefit pension plan and retired on or after age 55, until reaching age 65. Such benefits were limited to allowing retirees to continue their participation in Raychem's group medical plan. Eligible retirees paid monthly premiums, thus reducing Raychem's cost.

Effective January 1, 1995, the partnership's eligible active or retired employees in the U.S. began participation in certain retiree health and life insurance benefit plans of EUS. Retiring participants become eligible for retiree health and life insurance benefits upon retirement with 10 or more years retirement plan vesting service coupled with immediate commencement of pension benefits. Contributions required from retirees depend upon the date of retirement as well as age and years of service at retirement. The partnership funds the benefit costs on a pay-as-you-go basis. Information on retirement plan costs is not available at this time as the EUS Plan operates on a calendar year plan year and an actuarial valuation including the partnership's participants has not yet been completed.

OTHER TRANSACTIONS WITH PARTNERS

In the normal course of business, the partnership contracts to purchase materials and receive certain services from the partners such as security and maintenance of the partnership's facilities, administration of various employee benefit plans, contracted construction work, relocation of the partnership's employees, and international sales and marketing functions. In general, charges for relocation are passed through at

ERICSSON RAYNET

actual cost, while other charges are in accordance with negotiated agreements. The partnership also reimburses the partners for certain amounts they pay on its behalf, such as direct deposit payroll, employer payroll based charges, business insurance, health insurance, and workers compensation premiums. Total charges for these products, services, and reimbursements were approximately $29.3 million to Ericsson and $9.8 million to Raychem for the period November 16, 1994 through June 30, 1995. The partnership had outstanding accounts payable to Ericsson and its affiliates of $1.4 million as of June 30, 1995. The partnership had outstanding accounts payable to Raychem and its affiliates of $1.9 million and $14.6 million as of June 30, 1995 and November 16, 1994, respectively.

The partnership sells its product or services to Ericsson or Ericsson affiliates in accordance with negotiated agreements. Sales to Ericsson or its affiliates for the period November 16, 1994 through June 30, 1995 were $0.9 million. Amounts due from Raychem and its affiliates relate primarily to funding or contribution requirements as agreed to by the partners. As of June 30, 1995 and November 16, 1994, $9.1 million and $38.2 million, respectively, related to funding or contribution requirements, were due from RNI or Raychem. Remaining amounts outstanding at both balance sheet dates relate to product sales made prior to the partnership's formation by Raynet Corporation to RNI subsidiaries which were not subsequently contributed to the partnership.

FINANCIAL INSTRUMENTS

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For cash and cash equivalents, the carrying amount approximates fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the partnership to significant concentrations of credit risk consist of trade accounts receivable. As of June 30, 1995, the partnership's trade accounts receivable were due primarily from NYNEX (21%), and the DBP Telekom (67%).

FOREIGN OPERATIONS

The partnership maintains a wholly owned subsidiary in Germany, Raynet GmbH, which performs sales and marketing functions and provides field installation and

ERICSSON RAYNET

engineering support for deployments of the partnership's products. Revenues, net of returns and allowances, from unaffiliated customers for the period November 16, 1994 through June 30, 1995 include $14.5 million in the United States and $4.7 million in Germany. These revenues reflect only local shipments and exclude direct exports from other geographic areas. Revenues between the U.S. and Raynet GmbH, which are recorded on the basis of arms-length prices established by the partnership, were $16.3 million for the period November 16, 1994 through June 30, 1995. Income before income taxes and net loss incurred by Raynet GmbH for the period are insignificant. Total assets, excluding intercompany receivables and investments, comprised $66.5 million in the United States and $30.6 million in Germany at June 30, 1995.

INTEREST

Interest income, net for the period November 16, 1994 through June 30, 1995 consists principally of net interest earned from Ericsson under the partnership's $25 million revolving credit agreement and interest earned on various short-term investments held by Raynet GmbH.

INCOME TAXES

For U.S. Federal income tax purposes, the partnership's results of operations pass through to its partners. Accordingly, the partnership is not subject to U.S. taxes. The provision for income taxes of $0.5 million for the period from November 16, 1994 through June 30, 1995 relates to the operations of Raynet GmbH. A reconciliation of the partners' tax bases of asset and liabilities to the reported amounts of such assets and liabilities is not presented herein as it is not considered meaningful.

COMMITMENTS AND CONTINGENCIES

LEASES

The partnership leases certain machinery and equipment, and its manufacturing and office facilities under operating leases. These leases require the partnership to pay taxes, insurance, and maintenance expenses, and provide for renewal and/or purchase options at the fair market value of the property. Certain office and manufacturing facilities are leased from Raychem.

ERICSSON RAYNET

As of June 30, 1995, the aggregate minimum rental commitments under non-cancellable leases were as follows:

--------------------------------------------------------------------------------
                                      COMMITMENT     COMMITMENT
YEAR ENDING JUNE 30                   TO RAYCHEM      TO OTHERS          TOTAL
--------------------------------------------------------------------------------
(in thousands)
1996                                     $892           $1,813           $2,705
1997                                       --              501              501
1998                                       --              178              178
1999                                       --               16               16
2000                                       --               --               --
Thereafter                                 --               --               --
--------------------------------------------------------------------------------
TOTAL                                    $892           $2,508           $3,400
================================================================================

Rental expense under operating leases was approximately $2.2 million for the period from November 16, 1994 through June 30, 1995.

As of June 30, 1995 and November 16, 1994, the partnership had outstanding bank guarantees of $1.0 million and $0.7 million, respectively, related to its OPAL 93 or OPAL 94 contract performance, duty declaration, and certain foreign leases.

PARTNERS' EQUITY

In forming the partnership, RNI sold certain specified assets to Ericsson in exchange for $40 million. Ericsson contributed the purchased assets and RNI contributed substantially all of its remaining assets and liabilities to the partnership. Funding is provided by the partners, generally 51% by Ericsson and 49% by RNI.

During the first five to eight years of operation, subject to various conditions, substantially all of the partnership's profits up to $156 million will be allocated to RNI; thereafter profits will be shared 51/49 by Ericsson and RNI, respectively. Ericsson's share of the partnership's losses were capped at $25 million for the period ended June 30, 1995. During the fiscal year ending June 30, 1996, up to $19.6 million of losses will be allocated to Ericsson and RNI in a 51/49 ratio; additional losses, if any, up to $10 million will be allocated 100% to RNI; and, thereafter, additional losses, if any, will again be allocated to Ericsson and RNI in a 51/49 ratio.

ERICSSON RAYNET

Ericsson has a right to purchase RNI's interest in the partnership at a fixed price for a limited period beginning November 16, 1996 ("First Call Option"); and Ericsson and Raychem have call and put rights, respectively, on RNI's interest in the partnership exercisable at fair market value at any time after July 1, 1999. If any of these options are exercised, Raychem has agreed to pay BellSouth Enterprises Inc. a portion of the purchase price received.

CAPITAL CONTRIBUTION RECEIVABLE

In accordance with an agreement between the partners, a portion of RNI's capital contributions have been made in the form of non-interest bearing promissory notes. RNI is required to fund such amounts upon the earlier of Ericsson's exercise of its First Call Option, the distribution of profits related to RNI's Incremental Loss for 1995 as defined in the Joint Venture Agreement or the Target Date defined in the agreement as 2000 at the earliest; 2003 if certain future events occur.

ALLOCATION OF LOSS TO PARTNERS

The accompanying financial statements are prepared on a historical cost basis reflecting the original costs as recorded on the books and records of RNI without any step up adjustments arising from the partnership's formation. Consequently, the financial statements do not include intangibles arising upon the partnership's formation or the amortization thereof.

Raychem has recorded its investment in the partnership at the net book value of the RNI assets on a historical cost basis. Ericsson has recorded its investment based on its purchase price of $40 million which exceeds its beginning capital, on a historical cost basis, of $29.5 million. The purchase price in excess of the beginning capital account at historical costs results in an intangible of $10.5 million arising upon the partnership's formation. This intangible will be amortized by Ericsson Holding Inc. over ten years beginning November 16, 1994 resulting in amortization expense of $0.7 million for the period November 16, 1994 through June 30, 1995.

Ericsson and Raychem have agreed that Ericsson's share of the loss for the period November 16, 1994 through June 30, 1995, including amortization of the intangible asset arising on the partnership's formation, is limited to $25 million, excluding restructuring costs.

ERICSSON RAYNET

The following presents the loss to be included in the financial statements of each partner:

------------------------------------------------------------------------------------------
FOR THE PERIOD FROM NOVEMBER 16, 1994 (INCEPTION)
  THROUGH JUNE 30, 1995                              ERICSSON        RAYCHEM        TOTAL
------------------------------------------------------------------------------------------
(IN THOUSANDS)
Net loss on a historical cost basis, excluding
  restructuring costs allocated 51% / 49%            $ 33,614        $32,296       $65,910

Amortization of intangibles arising upon
  formation, net                                          655           --             655
------------------------------------------------------------------------------------------
Allocation prior to maximum loss limitation            34,269         32,296        66,565

Maximum loss limitation adjustment                     (9,269)         9,269          --
------------------------------------------------------------------------------------------
Loss before restructuring expenses                     25,000         41,565        66,565

Restructuring expenses shared in ratio of
  51/49                                                 6,347          6,099        12,446
------------------------------------------------------------------------------------------

Total allocated loss from the partnership            $ 31,347        $47,664       $79,011
==========================================================================================

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers of Ericsson Raynet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in partners' equity, present fairly, in all material respects, the financial position of Ericsson Raynet and its subsidiary at June 30, 1995 and November 16, 1994 and the results of their operations and their cash flows for the period from November 16, 1994 (inception) through June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


San Jose, California
July 18, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raychem Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 18, 1995 appearing on page 27 of Exhibit 13 to this Form 10-K (which is incorporated herein by reference) also included an audit of the Financial Statement Schedule II listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
July 18, 1995

                                                                     SCHEDULE II

                      RAYCHEM CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS*
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                      BALANCE AT     CHARGED TO                       FOREIGN       BALANCE
                                      BEGINNING      COSTS AND       ACCOUNTS        CURRENCY       AT END
            DESCRIPTION                OF YEAR        EXPENSES      WRITTEN OFF     TRANSLATION     OF YEAR
------------------------------------  ----------     ----------     -----------     -----------     -------
1995:
Accounts receivable.................   $ 11,599        $2,857         $ 4,509**       $   401       $10,348
                                        =======        ======          ======         =======       =======
1994:
Accounts receivable.................   $  8,557        $6,288         $ 2,395         $  (851)      $11,599
                                        =======        ======          ======         =======       =======
1993:
Accounts receivable.................   $  8,828        $3,626         $ 2,748         $(1,149)      $ 8,557
                                        =======        ======          ======         =======       =======

---------------
 * Allowances are deducted from assets to which they apply.

** Includes $1,044 effect of deconsolidation of certain Raychem subsidiaries.