Form 10-Q
period 1995-09-30
RAYCHEM CORP
filed 1995-11-13
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                          YES   X        NO

As of October 30, 1995, the registrant had outstanding 44,117,816 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q

                                                                                Page Number
                                                                                -----------
PART I. FINANCIAL INFORMATION
  Item 1:  Financial Information

    Consolidated Condensed Statements of Operations -
    Three Months Ended September 30, 1995 and 1994                                   1

    Consolidated Condensed Balance Sheets -
    September 30, 1995, and June 30, 1995                                            2

    Consolidated Condensed Statements of Cash
    Flows - Three Months Ended September 30, 1995 and 1994                           3

    Notes to Consolidated Condensed Financial
    Statements                                                                     4-8

  Item 2:   Management's Discussion and Analysis                                   9-13
            of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                                        14

  Item 5:  Other Information                                                        14

  Item 6:  Exhibits and Reports on Form 8-K                                         14


SIGNATURES                                                                          15

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
                                                     ------------   ------------
                                                         1995           1994*
                                                     ------------   ------------
Revenues                                             $    410,515   $    368,145
Cost of goods sold                                        194,914        182,859
Research and development expense                           30,044         27,229
Selling, general, and administrative expense              122,460        115,193
Provision for restructuring and divestitures                 --           23,900
Loss on formation of Ericsson Raynet joint venture
   and other Raynet items                                    --           31,723
Equity in net losses of affiliated companies               10,626         24,373
Interest expense, net                                       3,300          4,594
Other expense, net                                          3,731          3,912
                                                     ------------   ------------
Income (loss) before income taxes, extraordinary
   item, and change in accounting principle                45,440        (45,638)

Provision for income taxes                                 13,010          2,690
                                                     ------------   ------------
Income (loss) before extraordinary item
   and change in accounting principle                      32,430        (48,328)
Extraordinary item - loss from early retirement of
   debt, net of $0 income taxes                              --           (7,074)
Cumulative effect of change in accounting
   principle, net of $0 income taxes                         --           (1,477)
                                                     ------------   ------------
Net income (loss)                                    $     32,430   $    (56,879)
                                                     ============   ============
Average number of common shares
   and equivalents outstanding                         44,905,775     43,241,149
                                                     ============   ============

Earnings (loss) per common share:

   Income (loss) before extraordinary item
      and change in accounting principle             $       0.72   $      (1.12)
   Extraordinary item                                        --            (0.16)
   Change in accounting principle                            --            (0.04)
                                                     ------------   ------------
   Net income (loss)                                 $       0.72   $      (1.32)

                                                     ============   ============

Dividends per common share                           $       0.08   $       0.08
                                                     ============   ============

   * Reflects restatement of Raynet Corporation and subsidiaries' results to the equity basis of accounting.

   See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  (UNAUDITED)
                                                              SEPTEMBER 30, 1995      June 30, 1995
                                                              ------------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   146,978          $   118,067
   Accounts receivable, net                                           316,329              304,819
   Inventories:
      Raw materials                                                    70,967               76,862
      Work in process                                                  56,700               53,632
      Finished goods                                                   99,553              103,206
                                                                  -----------          -----------
   Total inventories                                                  227,220              233,700

   Prepaid taxes                                                       46,904               60,661
   Other current assets                                                71,335               62,361
                                                                  -----------          -----------
Total current assets                                                  808,766              779,608

Property, plant, and equipment                                      1,119,829            1,117,939
   Less accumulated depreciation and amortization                     602,782              590,520
                                                                  -----------          -----------
Net property, plant, and equipment                                    517,047              527,419

Other assets                                                          123,658              147,718
                                                                  -----------          -----------
TOTAL ASSETS                                                      $ 1,449,471          $ 1,454,745
                                                                  ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                         $    33,381          $    28,632
   Accounts payable                                                    57,351               67,102
   Other accrued liabilities                                          165,115              183,479
   Income taxes                                                        27,970               22,943
   Current maturities of long-term debt                                 1,332                1,042
                                                                  -----------          -----------
Total current liabilities                                             285,149              303,198

Long-term debt                                                        258,391              263,552
Deferred income taxes                                                  24,994               35,002
Other long-term liabilities                                            99,935               98,215
Minority interests                                                      5,238                5,120
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                       --                   --
   Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 44,089,893 and 43,897,275 shares, respectively           44,090               43,897
   Additional contributed capital                                     385,679              380,127
   Retained earnings                                                  299,416              272,657
   Currency translation                                                48,350               61,946
   Treasury Stock, at cost (31,314 and 226,640 shares,
      respectively)                                                    (1,392)              (8,330)
   Notes receivable from sale of stock                                   (379)                (639)
                                                                  -----------          -----------
Total stockholders' equity                                            775,764              749,658
                                                                  -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,449,471          $ 1,454,745
                                                                  ===========          ===========

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30 (IN THOUSANDS)                                       1995         1994*
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                              $  32,430    $ (56,879)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments                    (717)      22,053
      Loss on formation of Ericsson Raynet joint venture                               --         28,130
      Equity in net losses of affiliated companies                                   10,626         --
      Extraordinary loss related to early retirement of debt                           --          7,074
      Change in accounting principle                                                   --          1,477
      Net loss on disposal of other property, plant, and equipment                      214         --
      Depreciation and amortization                                                  21,983       22,398
      Deferred income tax provision                                                     474          800
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture formation, extraordinary item, and change in accounting principle:
         Accounts receivable                                                        (17,584)      (3,769)
         Inventories                                                                  1,892        5,359
         Accounts payable and accrued liabilities                                   (13,172)     (28,321)
         Income taxes                                                                 6,310        1,535
         Other assets and liabilities                                                 9,127        3,695
                                                                                  ---------    ---------
Net cash provided by operating activities                                            51,583        3,552
                                                                                  ---------    ---------

Cash flows from investing activities:
   Investment in property, plant, and equipment                                     (20,002)     (27,413)
   Disposition of property, plant, and equipment                                        850        2,385
   Advances to affiliated companies                                                 (13,669)        --
   Purchase of investment                                                              --         (1,000)
                                                                                  ---------    ---------
Net cash used in investing activities                                               (32,821)     (26,028)
                                                                                  ---------    ---------
Cash flows from financing activities:
   Net proceeds from short-term debt                                                  5,601        5,686
   Proceeds from long-term debt                                                        --            358
   Payments of long-term debt                                                          (568)        (872)
   Common Stock issued under employee
      benefit plans                                                                  14,941       10,334
   Common Stock repurchased                                                          (4,411)        --
   Proceeds from repayments of stockholder notes receivable                             260          162
   Cash dividends                                                                    (3,518)      (3,465)
                                                                                  ---------    ---------
Net cash provided by financing activities                                            12,305       12,203
                                                                                  ---------    ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                              (2,156)         929
                                                                                  ---------    ---------
Increase (decrease) in cash and cash equivalents                                     28,911       (9,344)
Cash and cash equivalents at beginning
   of period                                                                        118,067       78,090
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                         $146,978      $68,746
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES
------------------------
Cash paid for:
   Interest (net of amounts capitalized)                                          $   5,590    $   4,088
   Income taxes (net of refunds)                                                        686           72


* Amounts have not been restated to give effect to the formation of the Ericsson Raynet joint venture on November 16, 1994, and the change of Raynet Corporation and subsidiaries' results to the equity basis of accounting.

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three months ended September 30, 1995 and 1994, the financial position as of September 30, 1995, and the cash flows for the three months ended September 30, 1995 and 1994. The June 30, 1995, balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1995. Certain prior-period amounts have been reclassified to conform with the fiscal 1996 financial statement presentation.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                           (In thousands)
                                         Three months ended
                                            September 30,
                                          1995         1994
                                       ---------    ---------
Revenues
  Electronics                          $ 157,855    $ 140,099
  Industrial                             139,819      121,862
  Telecommunications                     112,841      106,184
                                       ---------    ---------
Total revenues                         $ 410,515    $ 368,145
                                       =========    =========
Operating income (loss)
before provision for
restructuring and loss on
formation of JV
  Electronics                          $  32,480    $  22,502
  Industrial                              32,027       23,429
  Telecommunications                      24,655       17,267
  Corporate                              (26,065)     (20,334)
                                       ---------    ---------
Total                                  $  63,097    $  42,864
                                       =========    =========
Operating income (loss)
including provision for
restructuring and loss on
formation of JV
  Electronics                          $  32,480    $  22,502
  Industrial                              32,027       23,429
  Telecommunications                      24,655       (6,633)
  Corporate                              (26,065)     (52,057)
                                       ---------    ---------
Total operating income (loss)          $  63,097    $ (12,759)
                                       =========    =========

RAYNET

Raynet Corporation and subsidiaries (Raynet) was consolidated in prior years when it was wholly owned by the company. On November 16, 1994, the company formed a joint venture, Ericsson Raynet, with LM Ericsson, a Swedish telecommunications company. Consequently, Raychem changed its Raynet accounting in 1995 from consolidation to the equity method. Raychem revenues and expenses for the first quarter of 1995 have been restated to account for Raynet in accordance with the equity method of accounting. The equity in Ericsson Raynet net loss for the quarter ended September 30, 1994, reflects the results of Raynet Corporation and subsidiaries through that date. See "Investments" note for summarized Ericsson Raynet financial information.

RECENT ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. The statement must be adopted by the first quarter of 1997. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and anticipated transactions totaled $2.7 million gain for the three months ended September 30, 1995. The company incurred total foreign exchange transaction losses of $1.0 million and $2.0 million for the three months ended September 30, 1995 and 1994, respectively. The related realized and unrealized gains and losses are included in "other expense, net." The total amount of exposure hedged at September 30, 1995, was $168 million, reflecting hedging for trade and intercompany receivables, payables (including anticipated transactions), and loans in non-functional currencies.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Exposures, at September 30, 1995, included $8.2 million in net intercompany payables in non-functional currencies and $5.6 million of net monetary assets in foreign countries with the U.S. dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. All charges, excluding asset writedowns, were cash in nature, substantially incurred in 1995, and funded through operating cash flows. The following table sets forth the company's restructuring reserves as of September 30, 1995:

                                                    Restructuring Reserves
                                                    ----------------------
                                        Employee      Asset
                                        Severance   Writedowns   Leases     Other        Total
                                        ---------   ----------   ------     -----        -----
                                                         (in thousands)
Reserve Balances, June 30, 1995:        $ 2,162       $-          $-       $ 1,015      $ 3,177

   Cash payments                           (397)       -           -          (230)        (627)
                                        -------------------------------------------------------
Reserve Balances, September 30, 1995:   $ 1,765       $-          $-       $   785      $ 2,550
                                        =======================================================


INVESTMENTS

The financial position and results of operations of Ericsson Raynet, the only significant equity investment of the company, are summarized below:

                                 (Unaudited)
                             Three Months Ended
                                September 30,
                            --------------------
                              1995       1994(a)
                            --------    --------
Revenues                    $ 12,440    $ 22,556
                            ========    ========

Gross profit (loss)         $ (1,887)   $ (2,969)
Research and development
   expense                     9,698      11,724
Selling, general, and
   administrative expense      8,428       9,939
Interest and other expense     1,053          44
                            --------    --------
Pretax loss                 $(21,066)   $(24,676)
                            ========    ========
Raychem's equity in loss    $(11,124)   $(24,676)
                            ========    ========


                           (Unaudited)
                          September 30,  June 30,
                              1995         1995
                            --------     --------
Current assets              $ 62,005     $ 62,864
Non-current assets            31,594       34,203

Current liabilities         $ 83,560     $ 65,906
Non-current liabilities          550          495


(a) Results for the three months ended September 30, 1994, are those of Raynet Corporation and subsidiaries.

REPURCHASE OF COMMON STOCK

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be used to offset the dilution caused by the company's employee stock plans. During the three months ended September 30, 1995, the company repurchased 100,000 shares and subsequently reissued 295,326 shares, leaving 31,314 shares in treasury stock at September 30, 1995.

CONTINGENCIES

The company has been named, among others, as a potentially responsible party ("PRP") in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At all of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at these sites. The company has also been notified by a state environmental agency that it may be required to investigate the need for remedial work at one of its manufacturing sites. The company is currently conducting such investigations on a voluntary basis. The company and its subsidiaries have also been named as a defendant, along with sixteen other corporate and governmental codefendants, in a private cost recovery for environmental cleanup expenses at the West Contra Costa County Landfill in Richmond, California. On August 4, 1995, the company's and other defendants' motion for judgment on the pleadings was granted by the District Court striking the plaintiff's claim that the company and the other defendants were jointly and severally liable for response costs at the site. As a result, the company's potential liability, if any, for response costs at the site would be based on the company's disposal of wastes at the site. The company believes its wastes constitute less than 2% of the total amount of wastes disposed of at the site.

Additionally, the company and its subsidiaries have been named as defendants in lawsuits arising from various commercial matters, including product liability. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The only such action in which material damages are alleged seeks in excess of $25 million, but the claim has not progressed sufficiently for the company to estimate a range of possible loss, if any. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had, nor are they expected to have, a material effect on the company's financial position or results of operations. The company maintains insurance to cover product liability claims.

In the second quarter of 1992, the company and its insurer reached settlement with the plaintiffs in a class action securities suit. The settlement totaled $19.5 million, which was funded $8.25 million by the company and $11.25 million by its insurer. The company expects to recover a portion of its funding, either through litigation or when a definitive agreement is reached with its insurer, and has filed suit against its insurer to resolve this issue. Recovery, if any, will be recorded when received.

Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

SUBSEQUENT EVENTS

On October 13, 1995, the company's Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on December 13, 1995, to stockholders of record as of November 8, 1995.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The company reported net income of $32 million, or $0.72 per share, in the first quarter of 1996 compared to a net loss of $57 million, or $1.32 per share, in the comparable period of the prior year. Revenues for the quarter increased to $411 million from $368 million in the prior year, a 7% increase over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). During the first quarter of 1996, the company benefited from favorable foreign currency effects which, in part, contributed to the increase in net income.

Raychem's "ongoing" pretax income increased to $57 million from $35 million in the first quarter of 1995. Raychem's results are summarized as follows:

--------------------------------------------------------------------------------
PRETAX INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING
PRINCIPLE
THREE MONTHS ENDED SEPTEMBER 30 (in millions)              1995           1994
--------------------------------------------------------------------------------
Core business:
   "Ongoing" pretax income                               $ 56.6          $ 34.7
   Provision for restructuring and divestitures             -             (23.9)
                                                         ------          ------
   Core business pretax income                             56.6            10.8
Loss on formation of Ericsson Raynet joint venture and
   other Raynet items                                       -             (31.7)
Equity in Ericsson Raynet net loss                        (11.1)          (24.7)
                                                         ------          ------
Consolidated                                             $ 45.5          $(45.6)
                                                         ======          ======
--------------------------------------------------------------------------------


Raynet Corporation and subsidiaries (Raynet) was consolidated in prior years when it was wholly owned by the company. On November 16, 1994, the company formed a joint venture, Ericsson Raynet, with LM Ericsson (Ericsson), a Swedish telecommunications company. In the first quarter of 1995, the company recorded a pre-tax charge of $28 million which was the estimate of the loss on formation of the Ericsson Raynet joint venture. This amount is included in "Loss on formation of Ericsson Raynet joint venture and other Raynet items." Subsequent to the formation of the joint venture, Raychem changed its Raynet accounting in 1995 from consolidation to the equity method. Raychem revenues and expenses for the first quarter of 1995 have been restated to account for Raynet in accordance with the equity method of accounting. The equity in Ericsson Raynet net loss for the quarter ended September 30, 1994, reflects the results of Raynet Corporation and subsidiaries through that date.

In the first quarter of 1995, the company recorded an extraordinary loss of $7.1 million ($0.16 per share), for the early retirement of debt following delivery by the company of irrevocable notice to the holders of its 9.55% privately placed senior notes of its intention to prepay this debt. In addition, the company adopted, effective July 1, 1994, Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits." This statement changed the method of accounting for certain postemployment benefits from a cash basis to an accrual basis. The cumulative effect of this accounting change (a charge of $1.5 million, or $.04 per share) has been reflected in the 1995 first quarter results.

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, and telecommunications (which, along with the corporate groups, are referred to collectively as the "core business").

BUSINESS SEGMENT OPERATIONS

Revenues in the electronics business segment were $158 million in the first quarter of 1996 compared to $140 million in the prior year quarter, a 9% constant currency increase. The Electronics Division experienced strong Asian and North American sales growth in the commercial electronics and automotive markets partially offset by a continuing decline in the defense program business. PolySwitch Division revenues rose over the prior year quarter with continued increase in shipment volumes partially offset by planned unit price reductions and inventory adjustments by distributors. Elo TouchSystems revenues rose slightly over last year's first quarter due to soft demand for point-of-sale products. Operating income for the segment was $32 million compared to $23 million in the year-ago quarter driven primarily by improved results in the Electronics Division.

Revenues in the industrial business segment for the three months ended September 30, 1995, increased to $140 million from $122 million in the comparable prior year period. Revenues increased 8% in constant currency terms. The strong growth was led by the segment's Electrical Products and Ultratec divisions. Electrical Products experienced higher sales in the Asian and the North American markets. The pipeline project business in the Ultratec division led to an increase of its revenues in Latin America and Asia. Chemelex sales remained unchanged from the prior year quarter due to weak sales in the U.S. market for freeze protection products. Operating income in the industrial business segment was $32 million in the first quarter of 1996, up $9 million from year-ago levels reflecting substantial increases in Electrical Products' and, to a lesser extent, Ultratec's operating income.

Revenues in the telecommunications business segment increased to $113 million from $106 million in the first quarter of the prior year, an increase of 2% on a constant currency basis. Revenue growth in North America, Latin America and Asia was partially offset by declining sales in the European market. Operating income in the telecommunications business segment increased $7 million from the prior-year first quarter, excluding the effects of the $24 million restructuring charge in the first quarter of 1995. A favorable geographic and product mix as well as benefits from past restructuring actions contributed to the first quarter's increase in operating income.

During the first quarter of 1996, incoming orders for the corporation were approximately equal to shipments. Incoming orders were greater than shipments in the electronics and industrial business segments, but less than shipments in the telecommunications business segment. Backlog at September 30, 1995, was $280 million.

EQUITY IN ERICSSON RAYNET NET LOSS

Ericsson Raynet's net loss for the first quarter of 1996 was $21 million. In fiscal 1996, the first $19.6 million of losses will be allocated to Ericsson and Raychem in a 51/49 ratio; the next $10 million of loss will be allocated 100% to Raychem; and additional losses, if any, will again be allocated to Ericsson and Raychem in a 51/49 ratio. In accordance with the loss allocation agreement, the company's share of the Ericsson Raynet first quarter net loss was $11 million.

PROVISION FOR RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. The segment's restructuring charge included $13 million for severance costs related to a net workforce reduction of 340 employees, resulting from the closure of telecommunications' manufacturing operations in Germany and the restructuring of its North American activities. The remaining charge of $11 million related to plant consolidations and the shutdown of unprofitable product lines. The charge, excluding $8 million of asset writedowns, was cash in nature and was primarily incurred in fiscal 1995 and funded through operating cash flow. The restructuring was substantially completed by June 30, 1995. The company expects to receive approximately $24 million of annual savings, of which the company realized approximately $6 million of savings in the first quarter of 1996. Substantially all of the savings are cash related.

See "Restructuring and Divestitures" in the notes to consolidated condensed financial statements for further details on the restructuring reserve.

RECENT ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For a description, see "Recent Accounting Standard" in the notes to consolidated condensed financial statements. The statement must be adopted by the first quarter of fiscal 1997. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

OUTLOOK

Over the past six months, supplies of certain raw materials the company uses have been tightening. In response, the company has identified alternative materials for some products, and they are currently undergoing qualification testing. To date, the company has had no disruption of manufacturing.

The company has embarked on an "Operational Excellence" program to improve operational efficiency in all areas of the company and to reduce selling, general and administrative costs. The program focuses on vigorous process improvements across organizational boundaries. While actions associated with the program are expected to reduce ongoing costs in the future, they will result in related charges to implement the changes.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED

Debt exceeded cash by $146 million at September 30, 1995, compared to $175 million at June 30, 1995. Debt net of cash decreased by $29 million in the first quarter of 1996, compared to an increase in debt net of cash of $12 million in the first quarter of 1995. The decrease in debt net of cash resulted primarily from improved profitability and reduced funding requirements for Ericsson Raynet losses.

On September 28, 1995, the company amended its syndicated loan agreements which consisted of a five-year partially amortizing term loan of $225 million, and a renewable 364-day revolving credit facility of $200 million. The revolving credit facility was increased to $250 million and extended to a term of 4 years. Variable pricing terms for both the term loan and revolving credit facility were improved and certain restrictive covenants were relaxed.

In January 1995, the company entered into a revolving credit agreement with the Ericsson Raynet joint venture. The company agreed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. The credit agreement stipulates that borrowings under the arrangement will be interest-free, and imposes no covenants on the joint venture. During the quarter ended September 30, 1995, the company made advances to Ericsson Raynet of $4 million under this credit agreement, increasing the amount due to the company to $8 million. The company expects to renew this facility upon expiration.

BellSouth Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet and held a royalty interest in the software related revenues of Raynet. With the creation of the joint venture, this royalty payment was reconfigured. Raychem paid BSE $10 million in 1994, and is required to make two additional payments of $10 million each in November 1995 and 1996. Raychem has agreed to make other royalty payments to BSE contingent upon the revenues and earnings performance of the joint venture. At such time as the joint venture achieves profitability, these royalty payments could approximate 36% of Raychem's distributions from the joint venture.

The company has continued to repurchase shares of the company's stock as previously authorized by the Board of Directors. During the three months ended September 30, 1995, the company repurchased 100,000 shares at a cost of $4 million. In addition, the company received $15 million from the issuance of Common Stock under various employee benefit plans.

Capital expenditures of $20 million during the quarter decreased $7 million compared to the prior-year period, when the company had significant capital expenditures for manufacturing facilities in Japan, the People's Republic of China, and Mexico.

At September 30, 1995, the company had $147 million in cash and cash equivalents, $290 million in committed credit facilities (of which $2 million were utilized) and approximately $179 million in various uncommitted credit facilities (of which $45 million were utilized).

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all of the company's needs for working capital, normal capital expenditures, Ericsson Raynet funding requirements, scheduled debt repayments, and anticipated dividends.

CORE BUSINESS

Inventory, as measured by the number of days of inventory on hand, improved to 106 days at September 30, 1995, compared to 112 days at September 30, 1994. Receivables, as measured by the number of billing days outstanding, decreased to 64 days at September 30, 1995, compared to 65 days at September 30, 1994.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On September 5, 1995, a first amended complaint entitled All Alaskan Seafoods, Inc., et al v. Raychem Corporation, Marine Electric, Inc., and Westinghouse Electrical Supply Co. was filed in the United States District Court, Western District of Washington at Seattle to add the latter two parties as third- and fourth-party defendants, respectively. The original complaint in this lawsuit was filed on March 7, 1995, asserting liability against the company for alleged fire damage to a ship and its cargo and the death of one crew member. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1995.

The administrative proceedings instituted by the United States Environmental Protection Agency on March 23, 1989, and by the California Environmental Protection Agency on September 1, 1992, have been settled during the quarter for amounts which were not material. Information about the proceedings was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1995.

ITEM 5:  OTHER INFORMATION

On October 1, 1995, Richard A. Kashnow was named President, CEO, and Chairman of the Board of Directors of the company. He succeeded both Raychem President and CEO Bob Saldich, and Raychem founder and Chairman of the Board of Directors Paul Cook, who will continue as a director until his scheduled retirement in 1996.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Index to Exhibits

         EXHIBIT NO.                       DESCRIPTION
         -----------                       -----------
         10.r             Employment letter between the company and Mr. Richard Kashnow dated August 11, 1995
         27               Financial Data Schedule

         (b)     Reports on Form 8-K
                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       RAYCHEM CORPORATION
                                                   -----------------------------
                                                           (Registrant)


Date:      November 10, 1995                       /s/    RAYMOND J. SIMS
     -----------------------------                 -----------------------------
                                                          Raymond J. Sims
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

                                                   /s/    DEIDRA D. BARSOTTI
                                                   -----------------------------
                                                          Deidra D. Barsotti
                                                          Vice President and
                                                             Controller
                                                  (Principal Accounting Officer)

                              EXHIBIT INDEX


10.r         Employment letter between the company and Mr. Richard Kashnow dated August 11, 1995
27           Financial Data Schedule