Form 10-Q
period 1995-12-31
RAYCHEM CORP
filed 1996-02-14
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                             YES      X        NO
                                    ----          ----
As of January 29, 1996, the registrant had outstanding 44,550,165 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q

                                                                                Page Number
                                                                                -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

    Consolidated Condensed Statements of Operations -
    Three and Six Months Ended December 31, 1995 and 1994                            1

    Consolidated Condensed Balance Sheets -
    December 31, 1995, and June 30, 1995                                             2

    Consolidated Condensed Statements of Cash
    Flows - Six Months Ended December 31, 1995 and 1994                              3

    Notes to Consolidated Condensed Financial
    Statements                                                                     4-8

  Item 2:   Management's Discussion and Analysis                                   9-15
            of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                                        16

  Item 4:  Submission of Matters to a Vote of Security Holders                     16-17

  Item 5:  Other Information                                                        17

  Item 6:  Exhibits and Reports on Form 8-K                                         18


SIGNATURES                                                                          19

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                   (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                   December 31,                   December 31,
                                          ----------------------------    ----------------------------
                                                1995            1994           1995             1994
                                          ------------    ------------    ------------    ------------
Revenues                                  $    411,051    $    382,494    $    821,566    $    750,639
Cost of goods sold                             196,661         184,648         391,575         367,507
Research and development expense                30,511          28,748          60,555          55,977
Selling, general, and administrative
   expense                                     134,122         121,267         256,582         236,460
Provision for restructuring and
   divestitures                                   --              --              --            23,900
Loss (adjustment) on formation of
   Ericsson Raynet joint venture and
   other Raynet items                             --              (423)           --            31,300
Equity in net losses of affiliated
   companies                                    18,234          12,943          28,860          37,316
Interest expense, net                            2,716           2,973           6,016           7,567
Other (income) expense, net                     (6,504)          1,204          (2,773)          5,116
                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes,
   extraordinary item, and change in
   accounting principle                         35,311          31,134          80,751         (14,504)

Provision for income taxes                      10,209          11,135          23,219          13,825
                                          ------------    ------------    ------------    ------------

Income (loss) before extraordinary item
   and change in accounting principle           25,102          19,999          57,532         (28,329)

Extraordinary item - (loss) adjustment
   related to early retirement of debt,
   net of $0 income taxes                         --               756            --            (6,318)
Cumulative effect of change in
   accounting principle, net of
   $0 income taxes                                --              --              --            (1,477)
                                          ------------    ------------    ------------    ------------

 Net income (loss)                        $     25,102    $     20,755    $     57,532    $    (36,124)
                                          ============    ============    ============    ============

Average number of common
   shares and equivalents outstanding       45,856,806      44,225,536      45,381,290      43,394,465
                                          ============    ============    ============    ============

Earnings (loss) per common share:
   Income (loss) before extraordinary
      item and change in accounting
      principle                           $       0.55    $       0.45    $       1.27    $      (0.65)
   Extraordinary item                             --              0.02            --             (0.15)
   Change in accounting principle                 --              --              --             (0.03)
                                          ------------    ------------    ------------    ------------
   Net income (loss)                      $       0.55    $       0.47    $       1.27    $      (0.83)
                                          ============    ============    ============    ============
Dividends per common share                $       0.08    $       0.08    $       0.16    $       0.16
                                          ============    ============    ============    ============

  See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands except share data)

                                                                         (Unaudited)
                                                                       December 31, 1995   June 30, 1995
                                                                       -----------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   168,990       $   118,067
   Accounts receivable, net                                                  301,445           304,819
   Inventories:
      Raw materials                                                           80,067            76,862
      Work in process                                                         53,919            53,632
      Finished goods                                                          99,597           103,206
                                                                         -----------       -----------
   Total inventories                                                         233,583           233,700

   Prepaid taxes                                                              46,541            60,661
   Other current assets                                                       61,888            62,361
                                                                         -----------       -----------
Total current assets                                                         812,447           779,608

Property, plant, and equipment                                             1,133,599         1,117,939
   Less accumulated depreciation and amortiz                                 613,281           590,520
                                                                         -----------       -----------
Net property, plant, and equipment                                           520,318           527,419

Other assets                                                                 119,097           147,718
                                                                         -----------       -----------
TOTAL ASSETS                                                             $ 1,451,862       $ 1,454,745
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                                $    26,930       $    28,632
   Accounts payable                                                           57,233            67,102
   Other accrued liabilities                                                 166,701           183,479
   Income taxes                                                               24,706            22,943
   Current maturities of long-term debt                                       15,822             1,042
                                                                         -----------       -----------
Total current liabilities                                                    291,392           303,198

Long-term debt                                                               242,143           263,552
Deferred income taxes                                                         26,267            35,002
Other long-term liabilities                                                   95,592            98,215
Minority interests                                                             5,853             5,120
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                                --                --
   Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 44,492,628 and 43,897,275 shares, respectively                  44,493            43,897
   Additional contributed capital                                            398,188           380,127
   Retained earnings                                                         318,355           272,657
   Currency translation                                                       42,582            61,946
   Treasury Stock, at cost (212,368 and 226,640 shares,
      respectively)                                                          (11,766)           (8,330)
   Other                                                                      (1,237)             (639)
                                                                         -----------       -----------
Total stockholders' equity                                                   790,615           749,658
                                                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,451,862       $ 1,454,745
                                                                         ===========       ===========

See accompanying notes to consolidated condensed financial statements

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31 (IN THOUSANDS)                               1995          1994
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                   $  57,532    $ (36,124)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments       (1,833)      20,196
      Loss on formation of Ericsson Raynet joint venture                    --         14,950
      Equity in net losses of affiliated companies                        28,860       37,316
      Extraordinary loss related to early retirement of debt                --         (1,043)
      Change in accounting principle                                        --          1,477
      Net loss on disposal of other property, plant, and equipment           750         --
      Gain on sale of investment                                            (584)        --
      Depreciation and amortization                                       39,429       32,994
      Deferred income tax provision (benefit)                                 63         (680)
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture formation,
         extraordinary item, and change in accounting principle:
         Accounts receivable                                              (4,172)        (867)
         Inventories                                                      (6,035)      (2,532)
         Accounts payable and accrued liabilities                         (9,092)     (28,356)
         Income taxes                                                      6,298       (2,173)
         Other assets and liabilities                                      8,517         (708)
                                                                       ---------    ---------
Net cash provided by operating activities                                119,733       34,450
                                                                       ---------    ---------

Cash flows from investing activities:
   Investment in property, plant, and equipment                          (43,078)     (49,166)
   Disposition of property, plant, and equipment                             841        5,102
   Advances to affiliated companies                                      (26,400)     (16,794)
   Proceeds from sale of specified Raynet assets                            --         40,000
   Proceeds from sale of investment                                        3,124         --
   Purchase of investment                                                   --         (1,000)
                                                                       ---------    ---------
Net cash used in investing activities                                    (65,513)     (21,858)
                                                                       ---------    ---------

Cash flows from financing activities:
   Net proceeds from short-term debt                                        (833)       3,085
   Proceeds from long-term debt                                             --        225,378
   Payments of long-term debt                                             (1,148)    (212,043)
   Common Stock issued under employee
      benefit plans                                                       33,725       18,396
   Common Stock repurchased                                              (25,047)      (2,013)
   Proceeds from repayments of stockholder notes receivable                  314          278
   Cash dividends                                                         (7,069)      (6,955)
                                                                       ---------    ---------
Net cash provided by financing activities                                    (58)      26,126
                                                                       ---------    ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                   (3,239)      (2,221)
                                                                       ---------    ---------
Increase in cash and cash equivalents                                     50,923       36,497
Cash and cash equivalents at beginning
   of period                                                             118,067       78,090
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $ 168,990    $ 114,587
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                               $  10,290    $  16,588
   Income taxes (net of refunds)                                          12,401       10,687


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1995 and 1994, the financial position as of December 31, 1995, and the cash flows for the six months ended December 31, 1995 and 1994. The June 30, 1995 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1995. Certain prior-period amounts have been reclassified to conform with the 1996 financial statement presentation.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                                               in thousands
                                       ----------------------------------------------------------
                                          Three Months Ended                 Six Months  Ended
                                              December 31,                     December 31,
                                       ------------------------        --------------------------
                                          1995          1994              1995            1994
                                       ----------    ----------        ----------      ----------
Revenues
    Electronics                        $ 158,835      $ 144,891        $ 316,690        $ 284,990
    Industrial                           140,598        130,558          280,417          252,420
    Telecommunications                   111,618        107,045          224,459          213,229
                                       ---------      ---------        ---------        ---------
       Total revenues                  $ 411,051      $ 382,494        $ 821,566        $ 750,639
                                       =========      =========        =========        =========
Operating income (loss) before
provision for restructuring and
loss on formation of JV and
other Raynet items
    Electronics                        $  27,568      $  24,566        $  60,048        $  47,068
    Industrial                            27,733         28,112           59,760           51,541
    Telecommunications                    23,553         16,442           48,208           33,709
    Corporate                            (29,097)       (21,289)         (55,162)         (41,623)
                                       ---------      ---------        ---------        ---------
       Total operating income          $  49,757      $  47,831        $ 112,854        $  90,695
                                       =========      =========        =========        =========
Operating income (loss) including
provision for restructuring and
loss on formation of JV and
other Raynet items

    Electronics                        $  27,568      $  24,566        $  60,048        $  47,068
    Industrial                            27,733         28,112           59,760           51,541
    Telecommunications                    23,553         16,442           48,208            9,809
    Corporate                            (29,097)       (20,866)         (55,162)         (72,923)
                                       ---------      ---------        ---------        ---------
       Total operating income          $  49,757      $  48,254        $ 112,854        $  35,495
                                       =========      =========        =========        =========

RAYNET

Raynet Corporation and subsidiaries (Raynet) was consolidated in prior years when it was wholly owned by the company. On November 16, 1994, the company formed a joint venture, Ericsson Raynet, with LM Ericsson (Ericsson), a Swedish telecommunications company. Consequently, Raychem changed its Raynet accounting in 1995 from consolidation to the equity method. Raychem revenues and expenses for the first quarter of 1995 have been restated to account for Raynet in accordance with the equity method of accounting. The equity in Ericsson Raynet net loss for the six-month period ended December 31, 1994, reflects the results of Raynet Corporation and subsidiaries through November 16, 1994. See "Investments" note for summarized Ericsson Raynet financial information. See also "Subsequent Events" note.

RECENT ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. The statement must be adopted by the first quarter of 1997. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

In October 1995, the FASB issued Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." This statement defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. However, the statement does not require companies to adopt the fair value based method. The company will continue to use the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123 requires companies that continue with the accounting in APB Opinion No. 25 to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The company must adopt the disclosure requirements for the year ending June 30, 1997.

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and anticipated transactions totaled $1.4 million gain and $0.4 million gain for the three months ended December 31, 1995 and 1994, respectively. Gains and losses from forward exchange contracts totaled $4.1 million gain for each of the six months ended December 31, 1995 and 1994. The company incurred total foreign exchange transaction losses of $0.4 million and $1.6 million for the three months ended December 31, 1995 and 1994, respectively. Total foreign exchange transaction losses totaled $1.5 million and $3.6 million for the six months ended December 31, 1995 and 1994, respectively. The related realized and unrealized gains and losses are included in "Other (income) expense, net." The total amount of foreign exchange exposure hedged was $224 million and $155 million at December 31, 1995 and 1994, respectively. The company hedges exposures that arise from trade and intercompany receivables and payables (including anticipated transactions), and loans in non-functional currencies.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at December 31, 1995, included $11.4 million in net intercompany payables in non-functional currencies and $8.8 million of net monetary assets in foreign countries with the U.S. dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. All charges, excluding asset writedowns, were cash in nature, substantially incurred in 1995, and funded through operating cash flows. The following table sets forth the company's restructuring reserves as of December 31, 1995:

                                                                 Restructuring Reserves
                                                                 ----------------------
                                                   Employee      Asset
                                                   Severance   Writedowns    Leases    Other      Total
                                                   ---------   ----------    ------    -----      -----
                                                                      (in thousands)

Reserve Balances, June 30, 1995:                   $ 2,162       $  -         $  -    $ 1,015    $ 3,177

   Cash payments (Unaudited)                        (1,178)         -            -       (655)    (1,833)
                                                   -------       ----         ----    -------    -------
RESERVE BALANCES,
DECEMBER 31, 1995 (UNAUDITED):                     $   984       $  -         $  -    $   360    $ 1,344
                                                   =======       ====         ====    =======    =======

INVESTMENTS

The financial position and results of operations of Ericsson Raynet, the only significant equity investment of the company, is summarized below:

                                                  (Unaudited)                           (Unaudited)
                                               Three Months Ended                    Six Months Ended
                                                  December 31,                          December 31,
                                           --------------------------            ---------------------------
                                              1995            1994(a)              1995             1994(a)
                                           ---------        ---------            ---------        ----------
Revenues                                   $ 12,462         $  6,959             $ 24,902         $ 29,515
                                           ========         ========             ========         ========
Gross profit (loss)                        $(10,520)        $ (5,990)            $(12,407)        $ (8,959)
Research and development
   expense                                   10,314            8,922               20,012           20,646
Selling, general, and
   administrative expense                     9,000            9,687               17,428           19,626
Interest and other

   (income) expense, net                       (513)             865                  598              909
                                           --------         --------             --------         --------
Net loss                                   $(29,321)        $(25,464)            $(50,445)        $(50,140)
                                           ========         ========             ========         ========
Raychem's equity in loss                   $(18,694)        $(13,532)            $(29,818)        $(38,208)
                                           ========         ========             ========         ========

(a) Results for the three and six months ended December 31, 1994, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, through December 31, 1994, on the equity basis of accounting as reflected in Raychem's financial statements.

                                                          (UNAUDITED)
                                                          DECEMBER 31,         June 30,
                                                              1995                1995
                                                         -------------         --------
Current assets                                           $  65,125             $ 62,864
Non-current assets                                          24,703               34,203

Current liabilities                                      $ 109,426             $ 65,906
Non-current liabilities                                        550                  495

REPURCHASE OF COMMON STOCK

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be used to offset the dilution caused by the company's employee stock plans. During the three months ended December 31, 1995, the company repurchased 400,000 shares and subsequently reissued 218,946 shares, leaving 212,368 shares in treasury stock at December 31, 1995.

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

From time to time, the company and its subsidiaries become involved in lawsuits arising from various commercial matters, including product liability. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The only such action in which material damages are alleged seeks in excess of $150 million, but the claim has not progressed sufficiently for the company to estimate a range of possible loss, if any. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had, nor are they expected to have, a material effect on the company's financial position or results of operations. The company maintains insurance to cover product liability claims in excess of deductibles.

Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

SUBSEQUENT EVENTS

On January 17, 1996, the company reached a preliminary agreement with Ericsson that will eliminate future operating losses from the Ericsson Raynet joint venture, while providing the possibility of a very modest upside for the company. The parties are in the process of negotiating definitive agreements, which are expected to be completed in the third quarter, and may result in a charge of up to $10 million, principally non-cash.

On January 17, 1996, the company's Board of Directors declared a quarterly cash dividend of $0.10 per share of Common Stock, payable on March 13, 1996, to stockholders of record as of February 14, 1996.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The company reported net income of $25 million, or $0.55 per share, in the second quarter of 1996, compared to a net income of $21 million, or $0.47 per share, in the second quarter of 1995. Revenues for the quarter increased to $411 million from $382 million in the comparable prior-year period. This represents a 5% increase over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). For the six months ended December 31, 1995, net income was $58 million, or $1.27 per share, compared to a net loss of $36 million, or $0.83 per share, for the same period in the prior year. Revenues for the six-month period ended December 31, 1995, increased 6% over the prior-year period on a constant currency basis, to $822 million.

Raychem's "ongoing" pretax income for the second quarter of 1996 increased to $59 million from $44 million in the year-ago quarter. Raychem's results are summarized as follows:

-----------------------------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND CHANGE                        Three Months Ended                Six Months Ended
IN ACCOUNTING PRINCIPLE                                 December 31,                     December 31,
(in millions)                                      1995             1994             1995             1994
-----------------------------------------------------------------------------------------------------------
Core business:
   "Ongoing" pretax income                          $ 59              $ 44           $ 116           $ 79
   Nonrecurring charges, net                          (5)              --               (5)           --
   Provision for restructuring
      and divestitures                               --                --             --              (24)
                                                    ----              ----           -----           ----
   Core business pretax income                        54                44             111             55
Loss on formation of Ericsson Raynet joint
   venture and other Raynet items                    --                --             --              (32)
Equity in Ericsson Raynet net loss                   (19)              (13)            (30)           (38)
                                                    ----              ----           -----           ----
Consolidated                                        $ 35              $ 31           $  81           $(15)
                                                    ====              ====           =====           ====
-----------------------------------------------------------------------------------------------------------


During the second quarter of 1996, the company recorded a net $5 million of nonrecurring charges. This amount reflects a $6.6 million gain (included in "other (income) expense") from an insurance settlement arising from a previous shareholder lawsuit, offset by $12 million of charges incurred from severances and other related actions that took place in the quarter.

Net income for the six months ended December 31, 1994, includes an extraordinary loss of $6.3 million (recorded as $7.1 million in the first quarter and adjusted by $0.8 million in the second quarter), or $0.15 per share, for the early retirement of debt following payment by the company of its 9.55% privately placed senior notes. In addition, the company adopted in the first quarter, effective July 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change (a charge of $1.5 million, or $0.03 per share) has been reflected in the 1995 first half results.

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, and telecommunications (which, along with the corporate groups, are referred to collectively as the "core business").

BUSINESS SEGMENT OPERATIONS

Revenues in the electronics business segment were $159 million in the second quarter of 1996 compared to $145 million in the prior-year quarter, an 8% constant currency increase. The Electronics Division and Elo TouchSystems contributed significantly to the revenue growth. The Electronics Division's strong sales growth in commercial air, marine, and general electronics markets, more than offset modest declines in its defense program business. Elo TouchSystems experienced strong growth with increases in its touchscreen sales to manufacturers of point-of-information and point-of-sales equipment. PolySwitch Division revenues rose slightly over the prior-year quarter. A significant increase in shipment unit volume was largely offset by price reductions. Electronic business segment operating income grew to $28 million from $25 million a year ago. These results include approximately $1 million of one-time charges for severances and other related actions in the quarter. Revenues for the six months ended December 31, 1995, increased to $317 million from $285 million in the comparable prior-year period. Operating income for the six months ended December 31, 1995, was $60 million compared to $47 million in the comparable prior-year period, reflecting improved results primarily by the Electronics Division.

Revenues in the industrial business segment for the three months ended December 31, 1995, were $141 million, up from $131 million, a 4% constant currency increase over the prior-year period. The revenue growth was led by the segment's Electrical Products Division, which had especially strong sales in Asia. The pipeline project business in the Ultratec Division led to an increase of its revenues, notably in Asia. Chemelex Division revenues remained unchanged compared to the prior-year level, with slow sales growth in the European construction market. Operating income in the industrial business segment for the second quarter of 1996 was $28 million, unchanged from the year-ago period. The current quarter's operating income includes approximately $6 million in charges primarily related to the streamlining of the Chemelex Division's worldwide operations. Industrial business segment revenues for the six months ended December 31, 1995, were $280 million compared to $252 million in the comparable prior-year period. Operating income was $60 million, $8 million higher than the comparable prior-year period. The increase in operating income reflects strong revenues in the Electrical Products Division, partially offset by Chemelex Division's lower revenues in the European construction market and U.S. market for freeze protection products.

Revenues in the telecommunications business segment increased to $112 million from $107 million in the second quarter of the prior year, a 2% increase in constant currency terms from the prior-year quarter. The segment's increase in North America and Latin America sales was partially offset by a decrease in sales in Asia and Europe. Operating income increased to $24 million from $16 million in the year-ago quarter, reflecting benefits of prior-year restructuring actions. The current quarter results include approximately $1 million in one-time charges for severances and other related actions. Revenues for the six months ended December 31, 1995, increased to $224 million from $213 million in the comparable prior-year period. Excluding the restructuring charge incurred in the prior-year first quarter, operating income increased from $34 million to $48 million. This increase resulted from both favorable product mix and benefits of prior-year restructuring actions.

During the second quarter of 1996, incoming orders were greater than shipments for the company overall. Electronics segment orders exceeded shipments and incoming orders approximately equaled shipments in the industrial and telecommunications segments. Backlog at December 31, 1995, was $288 million.

EQUITY IN ERICSSON RAYNET NET LOSS

Ericsson Raynet's net loss for the second quarter of 1996 was $29 million. Net loss for the six months ended December 31, 1995, was $50 million. As agreed between the partners, in fiscal 1996, the first $19.6 million of losses will be allocated to LM Ericsson (Ericsson) and Raychem in a 51/49 ratio; the next $10 million of loss will be allocated 100% to Raychem; and additional losses, if any, will again be allocated to Ericsson and Raychem in a 51/49 ratio. In accordance with the loss allocation agreement, the company's share of the Ericsson Raynet second quarter net loss was $19 million, and totaled $30 million for the six months ended December 31, 1995.

PROVISION FOR RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. The restructuring was substantially completed by June 30, 1995. The company expected to receive approximately $24 million of annual savings, of which the company realized approximately $12 million of savings in the first half of 1996. Substantially all of the savings are cash related.

See "Restructuring and Divestitures" in the notes to consolidated condensed financial statements for further details on the restructuring reserve.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) as a percent of revenues for the three months ended December 31, 1995, increased to 33% from 32% in the year-ago period. However, in the current period, SG&A includes approximately $10 million in nonrecurring charges, reflecting $7 million in the business segments and $3 million in the corporate groups. The charge to corporate groups is principally related to officer severances. Excluding these nonrecurring charges, SG&A as a percent of revenues for the second quarter of 1996 improved to 30%.

INCOME TAXES

The estimated core business annual effective tax rate was 21% for the six months ended December 31, 1995, down from 25% for the year-ago period, and 23% for the three months ended September 30, 1995. The decrease results primarily from an anticipated improvement in fiscal 1996 U.S. profitability enabling the utilization of prior years' U.S. losses.

RECENT ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For a description, see "Recent Accounting Standards" in the notes to consolidated condensed financial statements. The statement must be adopted by the first quarter of fiscal 1997. The company has not yet fully determined the impact of adoption, if any, on the company's results of operations or financial condition.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." For a description of the statement, see "Recent Accounting Standards" in the notes to consolidated condensed financial statements. The company must adopt the disclosure requirements for the fiscal year ending June 30, 1997.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

On January 17, 1996, the company reached a preliminary agreement with Ericsson that will eliminate future operating losses from the Ericsson Raynet joint venture, while providing the possibility of a very modest upside for the company. The parties are in the process of negotiating definitive agreements, which are expected to be completed in the third quarter, and may result in a charge of up to $10 million, principally non-cash. While the company is in the process of negotiating definitive agreements with Ericsson on the Ericsson Raynet joint venture, there can be no assurance of the expected outcome or the effect on the company's financial results until such time that the agreements are finalized and all the required approvals have been received. While there is the potential for some future charges related to warranty claims, the company believes that Ericsson Raynet's existing warranty reserves are adequate.

The company has embarked on an "Operational Excellence" program to improve operational efficiency in all areas of the company, and to reduce SG&A costs. The program focuses on vigorous process improvements across organizational boundaries. As part of this program, the company has incurred some nonrecurring charges during the second quarter, and expects to incur additional nonrecurring charges in the third quarter. In aggregate, the company currently estimates that these potential charges may range from $25 to $40 million during the third quarter. However, reviews are currently underway and further actions may yet be identified that could result in additional charges in the third quarter and future quarters.

The company is also evaluating the sale or reconfiguration of its medical and metals businesses contained in the electronics business segment. In addition, the company is evaluating the sale or closure of Ultratec's plastic pipe coupling business. Any related actions are expected to occur in the third or fourth quarter of 1996.

The company has a deferred tax asset valuation allowance which is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient U.S. income to utilize future deductions and credits, prior to the expiration of these carryforwards. Management believes sufficient uncertainty exists regarding the realization of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance may be reduced as U.S. income improves.

RISK FACTORS

As the Operational Excellence program is ongoing, the company expects to incur additional nonrecurring charges as a result of future actions. These actions, however, are not defined at this time. In addition, while not currently anticipated, the company's operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new organizational and operating structures. There can be no assurance that the Operational Excellence program will be successful in achieving its goals, or in doing so without unintended adverse consequences.

The company has manufacturing facilities in many countries and is subject to environmental regulations. These regulations, and any changes in them, can affect the company's manufacturing processes as well as the cost, availability, and use of raw materials. Although compliance with such environmental regulations has not had a material effect on capital expenditures or operating results in the past, there is no assurance that any such regulations or changes in regulations will not have a material adverse effect on future capital expenditures or operating results.

In the past, supplies of certain raw materials the company uses have become limited and it is possible that this will occur in the future. When it does occur, it can result in increased prices, rationing, and shortages. In response, the company tries to identify alternative materials and technologies for such raw materials or other sources of supply. Although the effect in the past has not been material, such situations could adversely affect financial results.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters and product liability. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations.

Over half of the company's revenues result from sales outside the United States and the company has several production facilities also located outside the United States. The company's financial results can be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest overseas. These effects may be mitigated by the global nature of both the company's sales and production activities.

The company has a substantial investment in intellectual properties consisting of patents, trademarks, copyrights, and trade secrets and relies significantly on the protection provided by these intellectual property rights. Accordingly, the company aggressively protects these rights and may become involved in issues of infringement or theft by third parties from time to time. The company may also become involved as a defendant in intellectual property lawsuits. Litigation can be unpredictable and costly. While it is doubtful that an unfavorable resolution of any such dispute would have a material adverse effect on the company's financial condition, it is possible that an unfavorable outcome could be material.

The company maintains property, cargo, auto, product, general liability, and directors and officers liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the company's financial results depending on the nature of the loss, and the level of insurance coverage maintained by the company. From time to time, the company may reevaluate and change the types and levels of insurance coverage that it purchases.

The company has historically achieved revenue growth by developing or acquiring new and innovative materials science technologies and products. Commitment to continued research and development and acquisition of new or compatible technologies continues to be an important part of the company's strategy. To the extent that product or technology development or integration of acquired technologies takes longer than expected or is not successful, there could be an adverse effect on the company's financial results.

The company's operating results are subject to fluctuations in demand and seasonal activity of certain product lines. A substantial amount of the company's revenues are realized through orders and shipments booked within a quarter and the backlog at the end of any quarter may not be predictive of the financial results for the next quarter. A shortfall in revenue could result from a number of factors such as overall economic conditions, competition, lower than expected demand, or supply constraints. In addition, changes in geographic or product mix may impact gross profits.

A portion of the company's research and development activities, its corporate headquarters, and other critical business operations are located near major earthquake faults. In the event of a major earthquake, the ultimate impact on the company, significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected. The company is predominantly not insured for losses and interruptions caused by earthquakes.

Because of the foregoing factors, in addition to other factors, which affect the company's operating results and financial position, past financial performance should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, as well as broader market trends, could have an adverse impact on the company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

Debt exceeded cash by $116 million at December 31, 1995, compared to $175 million at June 30, 1995. Debt net of cash decreased $59 million in the first six months of 1996, compared to a decrease of $26 million in the first six months of 1995. The continued decrease in debt net of cash resulted primarily from improved profitability.

Inventory, as measured by the number of days of inventory on hand, improved to 106 days for the second quarter of 1996 compared to 109 days for the year-ago period. Receivables, as measured by the number of billing days outstanding, decreased to 63 days at December 31, 1995, compared to 64 days at December 31, 1994.

On September 28, 1995, the company amended its syndicated loan agreements which consisted of a five-year partially amortizing term loan of $225 million, and a renewable 364-day revolving credit facility of $200 million. The revolving credit facility was increased to $250 million and extended to a term of 4 years. Variable pricing terms for both the term loan and revolving credit facility were improved, and certain restrictive covenants were relaxed. The $225 million syndicated term loan agreement requires varying quarterly payments beginning in December 1996 and continuing until final maturity in September 1999. The first quarterly payment of $15 million will become due December 31, 1996.

In January 1995, the company entered into a revolving credit agreement with the Ericsson Raynet joint venture. The company agreed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement is terminated at the company's discretion. Upon expiration, the credit agreement was renewed and extended one year, and is now due in full on December 20, 1996. The credit agreement stipulates that borrowings under the arrangement will be interest-free, and imposes no covenants on the joint venture. During the quarter ended December 31, 1995, the company made advances to Ericsson Raynet of $13 million under this credit agreement, increasing the amount due to the company to $21 million. If the agreement currently being negotiated with Ericsson is completed, the company intends to convert the amount due under the revolving credit agreement to capital.

BellSouth Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet and held a royalty interest in the software related revenues of Raynet. With the creation of the joint venture, this royalty payment was reconfigured. Raychem made two payments to BSE of $10 million each in November 1994 and 1995, and is required to make one additional payment of $10 million in November 1996. Raychem has agreed to make other royalty payments to BSE contingent upon the revenues and earnings performance of the joint venture. BSE will be entitled to receive a portion of the distributions that Raychem is entitled to receive as a result of the agreement currently being negotiated with Ericsson.

The company has continued to repurchase shares of the company's stock as previously authorized by the Board of Directors. During the six months ended December 31, 1995, the company repurchased 500,000 shares at a cost of $25 million. In addition, the company received $34 million from the issuance of Common Stock under various employee benefit plans for the six months ended December 31, 1995.

On January 17, 1996, the company's Board of Directors declared a 25% increase to its regular quarterly dividend to $0.10 per share, payable on March 13, 1996, to stockholders of record as of February 14, 1996.

Capital expenditures of $43 million in the first half of 1996 decreased $6 million compared to the prior-year period, when the company had significant capital expenditures for manufacturing facilities in Japan, the People's Republic of China, and Mexico.

At December 31, 1995, the company had $169 million in cash and cash equivalents, $290 million in committed credit facilities (of which $1 million were utilized) and approximately $175 million in various uncommitted credit facilities (of which $44 million were utilized).

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all the company's needs for working capital, normal capital expenditures, Ericsson Raynet funding requirements, scheduled debt repayments, and anticipated dividends.

                               RAYCHEM CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the second quarter, the company settled litigation, Raychem Corporation v. Federal Insurance Company, with its insurers arising from an earlier shareholder lawsuit. The Company received $6.6 million from its insurers. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1995.

The plaintiffs in the All Alaskan Seafoods, Inc., et al v. Raychem Corporation, Marine Electric, Inc., and Westinghouse Electrical Supply Co., have increased their claim for damages to approximately $150 million. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1995, and quarterly report on Form 10-Q for the period ended September 30, 1995.

The patent infringement lawsuit filed by the company on November 30, 1993, against PSI Telecommunications, Inc. in the United States District Court, Northern District of California, has been settled. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1995.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 1, 1995, the company held its Annual Meeting of the
    Stockholders.

(b) The following Directors were elected:

                                                                          Votes
                 Name                            Votes For              Withheld
                 ----                            ----------             ---------
                 Paul M. Cook                    34,716,848             1,600,515
                 Richard Dulude                  34,719,572             1,597,791
                 James F. Gibbons                34,719,979             1,597,384
                 Richard A. Kashnow              34,703,127             1,614,237
                 John P. McTague                 34,719,282             1,598,081
                 Dean O. Morton                  34,720,721             1,596,642
                 Isaac Stein                     34,708,417             1,608,947
                 Cyril J. Yansouni               34,720,631             1,596,732

(c) The following other matters were voted upon:

         1. Approval of amendment to the company's Amended and Restated 1984 Employee Stock Purchase Plan and Amended and Restated 1985 Supplemental Employee Stock Purchase Plan to increase by 1,000,000 shares the aggregate number of shares issuable under the two plans.

                          Affirmative Votes:                      30,819,842
                          Negative Votes:                          1,124,497
                          Abstentions:                             1,492,021

         2. Approval of an amendment to the company's Amended and Restated 1990 Incentive Plan to increase by 1,250,000 shares the aggregate number of shares issuable under the plan.

                          Affirmative Votes:                       23,710,255
                          Negative Votes:                           8,139,355
                          Abstentions:                              1,586,750


         3. Ratification of the appointment by the company's Board of Directors of Price Waterhouse LLP to audit the accounts of the company and its subsidiaries for the 1996 fiscal year.

                          Affirmative Votes:                       34,782,093
                          Negative Votes:                              40,638
                          Abstentions:                              1,494,632


ITEM 5:  OTHER INFORMATION

On October 1, 1995, Richard A. Kashnow was named President, CEO, and Chairman of the Board of Directors of the company. He succeeded both Raychem President and CEO Robert J. Saldich, and Raychem founder and Chairman of the Board of Directors Paul M. Cook, who will continue as a director until his scheduled retirement in 1996.

In November 1995, the company eliminated the senior management positions of Executive Vice President and Senior Vice President, Corporate Development held by Harry O. Postlewait and Charles J. Abbe, respectively. On January 2, 1996, Harry O. Postlewait retired from Raychem, and Charles J. Abbe left the company.

On December 1, 1995, the company announced that as of April 1996 the position of Senior Vice President, Europe, held by James B. Spradling, will be eliminated. James B. Spradling announced his intention to retire from the company. Further, the company announced that the Ultratec Division will be combined with the Chemelex Division under the leadership of Hus Tigli, Vice President and General Manager of the Chemelex Division. Rik P. Dobbelaere, who was General Manager of the Ultratec Division, has decided to leave Raychem. Lastly, the company announced that the Elo TouchSystems business and Display Products Group now report to Andrew F. Roake, Vice President, Strategic Planning.

On December 11, 1995, L. Frans Berthels was appointed to the newly formed position of Vice President, Manufacturing and Logistics.

In January 1996 the company announced several senior management changes. Robert
J. Vizas, Vice President, General Counsel and Secretary, has decided to leave Raychem and resume his career as a legal consultant. Stephen A. Balogh, Vice President of Human Resources, also will leave the company to pursue outside opportunities. Searches are underway to fill both positions. Separately, Eric Van Zele was named Vice President, Europe and will return to Belgium where he will also assume primary business responsibility for the European sales and marketing activities for the Telecom Division. Additionally, James L. Claypool, Vice President, will return to California in June to lead the Menlo Park Telecom Resource Center.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits

                 EXHIBIT NO.                       DESCRIPTION
                 -----------                       -----------

                  10(s) Supplemental agreement between the company and Mr. Richard Kashnow dated February 5, 1996

                  10(t)           Agreement and release between the company and
                                  Mr. Harry O. Postlewait dated November 16,
                                  1995


                     27           Financial Data Schedule

         (b)     Reports on Form 8-K
                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RAYCHEM CORPORATION
                                                    -------------------
                                                        (Registrant)

Date:    February 14, 1996                   /s/      RAYMOND J. SIMS
                                             ----------------------------------
                                                      Raymond J. Sims
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)

                                             /s/       DEIDRA D. BARSOTTI
                                             ----------------------------------
                                                       Deidra D. Barsotti
                                                       Vice President and
                                                            Controller
                                                  (Principal Accounting Officer)