Form 10-Q
period 1996-03-31
RAYCHEM CORP
filed 1996-05-14
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                              YES    X        NO
                                  ------          ------

As of April 26, 1996, the registrant had outstanding 44,635,691 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q

                                                                                   Page Number
                                                                                   -----------
PART I. FINANCIAL INFORMATION

   Item 1:  Financial Information

     Consolidated Condensed Statements of Operations -
     Three and Nine Months Ended March 31, 1996 and 1995                               1

     Consolidated Condensed Balance Sheets -
     March 31, 1996, and June 30, 1995                                                 2

     Consolidated Condensed Statements of Cash
     Flows - Nine Months Ended March 31, 1996 and 1995                                 3

     Notes to Consolidated Condensed Financial
     Statements                                                                       4-9

   Item 2: Management's Discussion and Analysis
     of Financial Condition and Results of Operations                                10-17

PART II. OTHER INFORMATION

   Item 1:   Legal Proceedings                                                         18

   Item 5:  Other Information                                                          18

   Item 6:  Exhibits and Reports on Form 8-K                                           18


SIGNATURES                                                                             19

                               RAYCHEM CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                     Three Months Ended          Nine Months Ended
                                                          March 31,                  March 31,
                                                    ---------------------   --------------------------
                                                       1996        1995         1996           1995
                                                    ---------    --------   -----------    -----------
Revenues                                            $ 417,819    $368,784   $ 1,239,385    $ 1,119,423
Cost of goods sold                                    207,577     184,066       599,152        551,573
Research and development expense                       29,782      29,700        90,337         85,677
Selling, general, and administrative
      expense                                         121,868     119,719       378,450        356,179
Provision for restructuring and
      divestitures                                     43,571        --          43,571         23,900
Loss on reorganization / formation of
      Ericsson Raynet joint venture
      and other Raynet items                            2,103         931         2,103         32,231
Equity in net (income) losses of
      affiliated companies                               (843)     10,953        28,017         48,269
Interest expense, net                                   1,867       2,799         7,883         10,366
Other expense (income), net                               948       2,054        (1,825)         7,170
                                                    ---------    --------   -----------    -----------
Income before income taxes,
     extraordinary item, and change
     in accounting principle                           10,946      18,562        91,697          4,058

(Credit) provision for income taxes                   (30,762)      7,666        (7,543)        21,491
                                                    ---------    --------   -----------    -----------

Income (loss) before extraordinary item
     and change in accounting principle                41,708      10,896        99,240        (17,433)

Extraordinary item - loss related
     to early retirement of debt,
     net of $0 income taxes                              --          --            --           (6,318)
Cumulative effect of change in
     accounting principle, net of
     $0 income taxes                                     --          --            --           (1,477)
                                                    ---------    --------   -----------    -----------

 Net income (loss)                                  $  41,708    $ 10,896   $    99,240    $   (25,228)
                                                    =========    ========   ===========    ===========
Average number of common
    shares and equivalents outstanding                 46,680      44,434        45,814         43,478
                                                    =========    ========   ===========    ===========

Earnings (loss) per common share:
    Income (loss) before extraordinary
       item and change in accounting
       principle                                    $    0.89    $   0.25   $      2.17    $     (0.40)
   Extraordinary item                                    --          --            --            (0.15)
   Change in accounting principle                        --          --            --            (0.03)
                                                    ---------    --------   -----------    -----------
   Net income (loss)                                $    0.89    $   0.25   $      2.17    $     (0.58)
                                                    =========    ========   ===========    ===========

Dividends per common share                          $    0.10    $   0.08   $      0.26    $      0.24
                                                    =========    ========   ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 (UNAUDITED)
                                                                MARCH 31, 1996   June 30, 1995
                                                                --------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   175,893    $   118,067
   Accounts receivable, net                                           312,839        304,819
   Inventories:
      Raw materials                                                    82,036         76,862
      Work in process                                                  50,552         53,632
      Finished goods                                                  101,972        103,206
                                                                  -----------    -----------
   Total inventories                                                  234,560        233,700

   Prepaid taxes                                                       51,969         60,661
   Other current assets                                                87,156         62,361
                                                                  -----------    -----------
Total current assets                                                  862,417        779,608

Property, plant, and equipment                                      1,126,046      1,117,939
   Less accumulated depreciation and amortization                     619,170        590,520
                                                                  -----------    -----------
Net property, plant, and equipment                                    506,876        527,419

Other assets                                                          144,259        147,718
                                                                  -----------    -----------
TOTAL ASSETS                                                      $ 1,513,552    $ 1,454,745
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable to banks                                         $    31,929    $    28,632
   Accounts payable                                                    66,658         67,102
   Other accrued liabilities                                          207,947        183,479
   Income taxes                                                        15,870         22,943
   Current maturities of long-term debt                                30,545          1,042
                                                                  -----------    -----------
Total current liabilities                                             352,949        303,198

Long-term debt                                                        226,121        263,552
Deferred income taxes                                                  24,612         35,002
Other long-term liabilities                                            91,174         98,215
Minority interests                                                      6,111          5,120
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                       --             --
   Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 44,792,227 and 43,897,275 shares, respectively           44,792         43,897
   Additional contributed capital                                     405,039        380,127
   Retained earnings                                                  339,939        272,657
   Currency translation                                                33,833         61,946
   Treasury Stock, at cost (277,313 and 226,640 shares,
      respectively)                                                   (18,477)        (8,330)
   Other                                                                7,459           (639)
                                                                  -----------    -----------
Total stockholders' equity                                            812,585        749,658
                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,513,552    $ 1,454,745
                                                                  ===========    ===========

   See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

- - ------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31 (IN THOUSANDS)                                       1996                1995
- - ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                         $  99,240           $ (25,228)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments             37,737              14,924
      Loss on reorganization / formation of Ericsson Raynet
         joint venture                                                           2,103              14,950
      Equity in net losses of affiliated companies                              28,017              19,024
      Extraordinary loss related to early retirement of debt                      --                (1,043)
      Change in accounting principle                                              --                 1,477
      Net loss on disposal of other property, plant, and equipment               2,265                --
      Gain on sale of investments                                               (1,151)               --
      Depreciation and amortization                                             58,556              50,413
      Deferred income tax benefit                                              (37,390)               (152)
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, joint venture reorganization /
         formation, extraordinary item, and change in accounting
         principle:
         Accounts receivable                                                   (19,646)              3,835
         Inventories                                                           (11,144)             (6,627)
         Accounts payable and accrued liabilities                                4,187             (15,042)
         Income taxes                                                           (6,366)               (800)
         Other assets and liabilities                                            7,291              24,842
                                                                             ---------           ---------
Net cash provided by operating activities                                      163,699              80,573
                                                                             ---------           ---------
Cash flows from investing activities:
   Investment in property, plant, and equipment                                (57,061)            (69,627)
   Disposition of property, plant, and equipment                                 1,358               6,755
   Advances to affiliated companies                                            (33,001)            (12,451)
   Proceeds from sale of specified Raynet assets                                  --                40,000
   Proceeds from sale of investments                                             3,693                --
   Cost of acquisition, net of cash acquired                                      --                (3,930)
   Purchase of investment                                                       (2,044)             (1,000)
                                                                             ---------           ---------
Net cash used in investing activities                                          (87,055)            (40,253)
                                                                             ---------           ---------

Cash flows from financing activities:
   Net proceeds from short-term debt                                             4,466               3,149
   Proceeds from long-term debt                                                     30             225,498
   Payments of long-term debt                                                   (1,509)           (212,427)
   Common Stock issued under employee
      benefit plans                                                             59,587              30,736
   Common Stock repurchased                                                    (64,719)            (15,192)
   Proceeds from repayments of stockholder notes receivable                        338                 294
   Cash dividends                                                              (11,550)            (10,452)
                                                                             ---------           ---------
Net cash (used in) provided by financing activities                            (13,357)             21,606
                                                                             ---------           ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                         (5,461)              4,792
                                                                             ---------           ---------
Increase in cash and cash equivalents                                           57,826              66,718
Cash and cash equivalents at beginning
   of period                                                                   118,067              78,090
                                                                             ---------           ---------
Cash and cash equivalents at end of period                                   $ 175,893           $ 144,808
                                                                             =========           =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                     $  13,957           $  20,812
   Income taxes (net of refunds)                                                26,921              18,443

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1996 and 1995, the financial position as of March 31, 1996 and the cash flows for the nine months ended March 31, 1996 and 1995. The June 30, 1995 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1995. Certain prior-period amounts have been reclassified to conform with the 1996 financial statement presentation.

BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                                            In thousands
                                       ----------------------------------------------------------
                                          Three Months Ended              Nine Months Ended
                                               March 31,                      March 31,
                                       ------------------------      ----------------------------
                                          1996           1995            1996             1995
                                       ---------      ---------      -----------      -----------
Revenues
     Electronics                       $ 174,296      $ 156,463      $   490,986      $   441,453
     Industrial                          128,718        115,766          409,135          368,186
     Telecommunications                  114,805         96,555          339,264          309,784
     Raynet                                 --             --               --               --
                                       ---------      ---------      -----------      -----------
        Total revenues                 $ 417,819      $ 368,784      $ 1,239,385      $ 1,119,423
                                       =========      =========      ===========      ===========

Operating income (loss) before
provision for restructuring and
loss on reorganization / formation
of JV and other Raynet items

     Electronics                       $  35,280      $  25,504      $    95,328      $    72,572
     Industrial                           28,112         17,500           87,872           69,041
     Telecommunications                   20,626         13,766           68,834           47,475
     Raynet                                 --             --               --               --
     Corporate                           (25,426)       (21,471)         (80,588)         (63,094)
                                       ---------      ---------      -----------      -----------
        Total operating income         $  58,592      $  35,299      $   171,446      $   125,994
                                       =========      =========      ===========      ===========

Operating income (loss) including
provision for restructuring and
loss on reorganization / formation
of JV and other Raynet items

     Electronics                       $  21,717      $  25,504      $    81,765      $    72,572
     Industrial                            7,287         17,500           67,047           69,041
     Telecommunications                   13,974         13,766           62,182           23,575
     Raynet                               (2,103)          (931)          (2,103)         (32,231)
     Corporate                           (27,957)       (21,471)         (83,119)         (63,094)
                                       ---------      ---------      -----------      -----------
        Total operating income         $  12,918      $  34,368      $   125,772      $    69,863
                                       =========      =========      ===========      ===========

RAYNET

Raynet Corporation and subsidiaries (Raynet) was consolidated in prior years when it was wholly owned by the company. On November 16, 1994, the company formed a joint venture, Ericsson Raynet, with LM Ericsson (Ericsson), a Swedish telecommunications company. Consequently, Raychem changed its Raynet accounting in 1995 from consolidation to the equity method. Raychem revenues and expenses for the first quarter of 1995 have been restated to account for Raynet in accordance with the equity method of accounting. The equity in Ericsson Raynet net loss for the nine-month period ended March 31, 1995, includes the results of Raynet Corporation and subsidiaries through November 16, 1994. See "Investments" note for summarized Ericsson Raynet financial information.

During the third quarter of fiscal 1996, Raychem and Ericsson amended their Joint Venture Agreement. Effective January 1, 1996, Raychem will no longer share in ongoing operating losses of the joint venture (other than potential warranty claims if they are in excess of reserves which have been previously established). Through December 31, 2000, Raychem may receive a modest income allocation from the venture. BellSouth Enterprises Inc. (BSE) is entitled to receive a portion of any income or distributions that Raychem may receive. As previously disclosed, BSE had financed a portion of software development work at Raynet and, upon formation of the joint venture, royalty payments were reconfigured and based on distributions received by Raychem from Ericsson Raynet. The reorganization of Ericsson Raynet resulted in a $2 million charge in the third quarter.

INCOME TAXES

The estimated annual effective income tax rate for the core business (which does not include any Raynet related losses) was 14% for the three and nine months ended March 31, 1996, down from a 25% rate in the comparable periods of the prior year and the previous quarter's 21% estimate for fiscal 1996. The reduction in the estimated annual tax rate recognizes the utilization of prior year and current year U.S. tax deductions resulting from the favorable impact on U.S. taxable income of the Ericsson Raynet reorganization, strengthening business in the U.S., and the tax effect of a lease financing transaction which closed in April 1996. As a consequence, a catch-up tax benefit adjustment of $8 million was recorded in the quarter. In addition, the company reassessed the valuation of its deferred tax asset and concluded that a portion is likely to be realized based on these changed circumstances. As a result, the company recorded an additional third quarter tax benefit of $25 million.

RECENT ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. The statement must be adopted by the first quarter of 1997. The company does not expect the adoption of the statement to have a material impact on the company's results of operations or financial condition.

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and to cover certain anticipated transactions totaled $0.8 million gain and $0.4 million loss for the three months ended March 31, 1996 and 1995, respectively. Gains from forward exchange contracts totaled $4.8 million and $4.7 million for the nine months ended March 31, 1996 and 1995, respectively. The company incurred total foreign exchange transaction gains and losses of $0.5 million gain and $0.9 million loss for the three months ended March 31, 1996 and 1995, respectively. Total foreign exchange transaction losses totaled $1.0 million and $4.4 million for the nine months ended March 31, 1996 and 1995, respectively. All realized and unrealized gains and losses are included in "Other expense (income), net." The total amount of foreign exchange exposure hedged was $138 million at March 31, 1996. The company hedges exposures that arise from trade and intercompany receivables and payables, and loans in non-functional currencies.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at March 31, 1996, included $8.1 million in net intercompany payables in non-functional currencies and $4.8 million of net monetary assets in foreign countries with the U.S. dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax restructuring charge of $44 million in the third quarter of 1996 as the company moved to simplify and lower the costs of its operations. All of the charges, with the exception of net $4 million in asset writedowns, are cash in nature and are expected to be substantially incurred over the next twelve months and funded through operating cash flows. Approximately 700 positions will be eliminated by the end of calendar 1996, some portion of which may be replaced elsewhere. As of March 31, 1996, forty-four employees have separated from the company as a result of the restructuring.

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. All charges, excluding asset writedowns, were cash in nature, substantially incurred in 1995, and funded through operating cash flows.

The following table sets forth components of the company's "Provision for restructuring and divestitures" for the three and nine months ended March 31, 1996 (Unaudited):

                                      Employee          Asset
                                      Severance       Writedowns       Leases         Other           Total
                                      ---------       ----------       ------         -----           -----
                                                            (in thousands)
Employee severance                     $37,907         $  --            $--          $ --           $ 37,907
Assets to be sold                         --             5,887           --            --              5,887
Discontinued product inventory            --               250           --            --                250
Vacated buildings                         --              --             821           --                821
Other                                     --              --             --             615              615
Adjustment to prior year reserves         --            (2,470)          --             561           (1,909)
                                       -------         -------          ----         ------         --------
   Provision for restructuring
      and divestitures:                $37,907         $ 3,667          $821         $1,176         $ 43,571
                                       =======         =======          ====         ======         ========

The following table sets forth the company's restructuring reserves as of March 31, 1996:

                                                      Restructuring Reserves
                                                      ----------------------
                                       Employee      Asset
                                       Severance   Writedowns    Leases       Other        Total
                                       ---------   ----------    ------       -----        -----
                                                        (in thousands)

Reserve Balances, June 30, 1995:       $  2,162      $  --        $--        $ 1,015      $  3,177
   Provision for restructuring
      and divestitures (Unaudited)       37,907        3,667        821        1,176        43,571
   Cash payments (Unaudited)             (5,113)        --          (13)        (708)       (5,834)
   Non-cash items (Unaudited)               (36)      (1,732)      --           --          (1,768)
                                       --------      -------      -----      -------      --------

RESERVE BALANCES,
MARCH 31, 1996 (UNAUDITED):            $ 34,920      $ 1,935      $ 808      $ 1,483      $ 39,146
                                       ========      =======      =====      =======      ========


MARKETABLE SECURITIES

During the third quarter, one of the company's investments, previously privately-held and accounted for on the cost basis, filed a registration statement and its shares began trading in the over-the-counter market. As the fair value of this equity security is now readily determinable, it has been classified as available-for-sale and is carried at fair value at March 31, 1996. The unrealized gain of $8 million is included in the "Other" component of stockholder's equity.

INVESTMENTS

The financial position and results of operations of Ericsson Raynet, the only significant equity investment of the company, are summarized below:

                                      (Unaudited)                    (Unaudited)
                                   Three Months Ended             Nine Months Ended
                                        March 31,                     March 31,
                                  ---------------------        ----------------------
                                    1996        1995(a)          1996         1995(a)
                                  --------     --------        --------     ---------
Revenues                          $    (b)     $ 11,560        $    (b)      $ 41,075
                                  ========     ========        ========      ========

Gross profit (loss)               $    (b)     $ (4,939)       $    (b)      $(13,898)
Research and development
   expense                             (b)       11,324             (b)        31,970
Selling, general, and
   administrative expense              (b)        9,767             (b)        29,393
Interest and other
   (income) expense                    (b)       (1,496)            (b)          (587)
                                  --------     --------        --------      --------
Pretax loss                       $    (b)     $(24,534)       $    (b)      $(74,674)
                                  ========     ========        ========      ========

Raychem's equity in loss          $    (b)     $(11,466)       $(29,818)(c)  $(49,674)
                                  ========     ========        ========      ========

                                   (UNAUDITED)
                                     MARCH 31,       June 30,
                                       1996            1995
                                   -----------       --------
Current assets                         $(b)          $62,864
Non-current assets                      (b)           34,203

Current liabilities                    $(b)          $65,906
Non-current liabilities                 (b)              495


(a) Results for the three and nine months ended March 31, 1995, include the results of Raynet Corporation and subsidiaries through November 16, 1994, and the results of Ericsson Raynet from November 17, 1994, through March 31, 1995, on the equity basis of accounting as reflected in Raychem's financial statements.

(b) Following the reorganization, effective January 1, 1996, Raychem's interest in the joint venture is accounted for on the cost basis.

(c) Raychem's equity in loss for the nine months ended March 31, 1996, represents its share of losses through December 31, 1995, which the company accounted for on the equity basis of accounting. No equity in loss was recorded for the three months ended March 31, 1996, as per (b) above.

REPURCHASE OF COMMON STOCK

In December 1994, the Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the company's stock during any one fiscal year. Shares repurchased under this authorization will be re-issued under the company's employee stock plans. During the nine months ended March 31, 1996, the company repurchased 1,100,000 shares and subsequently reissued 1,049,327 shares, leaving 277,313 shares in treasury stock at March 31, 1996.

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

From time to time, the company and its subsidiaries become involved in lawsuits arising from various commercial matters, including product liability. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The only such action in which material damages are alleged seeks in excess of $150 million, but the claim has not progressed sufficiently for the company to estimate a range of possible loss, if any. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. The company maintains insurance to cover product liability claims in excess of deductibles. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position.

SUBSEQUENT EVENTS

On April 16, 1996, the company's Board of Directors declared a quarterly cash dividend of $0.10 per share of Common Stock, payable on June 11, 1996, to stockholders of record as of May 15, 1996.

In April 1996, the company entered into lease financing covering the majority of its manufacturing equipment in the United States. The company has the option of buying out the lease in 10 years for a fixed amount. Cash proceeds from the financing were approximately $113 million and are being used in roughly equal portions to reduce long-term debt and for other corporate purposes. On May 2, 1996, the company prepaid $57 million of the outstanding term loan principal.

In April 1996, the Board of Directors authorized the company's management, at its discretion, to repurchase up to 2.0 million shares of the company's stock during any one fiscal year, effective July 1, 1996. In unusual circumstances, management may elect to repurchase an additional 0.5 million shares in a fiscal year. This change increases the board's previous 1.5 million share repurchase authorization.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The company reported net income of $42 million, or $0.89 per share, in the third quarter of 1996, compared to a net income of $11 million, or $0.25 per share, in the third quarter of 1995. Revenues for the quarter increased to $418 million from $369 million in the comparable prior-year period. This represents a 12% increase over the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period). For the nine months ended March 31, 1996, net income was $99 million, or $2.17 per share, compared to a net loss of $25 million, or $0.58 per share, for the same period in the prior year. Revenues for the nine months ended March 31, 1996, were $1.239 billion, an 8% increase over the prior-year period on a constant currency basis.

Raychem's "ongoing" pretax income for the third quarter of 1996 increased to $57 million from $31 million in the year-ago quarter. Raychem's results are summarized as follows:

- - --------------------------------------------------------------------------------------
PRETAX INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND CHANGE                 Three Months Ended   Nine Months Ended
IN ACCOUNTING PRINCIPLE                             March 31,          March 31,
(in millions)                                     1996    1995      1996      1995
- - --------------------------------------------------------------------------------------
Core business:
    "Ongoing" pretax income                       $ 57    $ 31     $ 173     $ 110
    Nonrecurring charges, net                      --      --         (5)     --
    Provision for restructuring
       and divestitures                            (44)    --        (44)      (24)
                                                  --------------------------------
    Core business pretax income                     13      31       124        86
Loss on reorganization / formation of
    Ericsson Raynet joint venture and
    other Raynet items                              (2)     (1)       (2)      (32)
Equity in Ericsson Raynet net loss                 --      (11)      (30)      (50)
                                                  --------------------------------
Consolidated                                      $ 11    $ 19     $  92     $   4
                                                  ================================



During the third quarter of 1996, the company recorded a $44 million provision for restructuring and divestitures which impacted each of the business segments. In addition, Raychem incurred a $2 million charge to adjust its investment in Ericsson Raynet after concluding definitive agreements with Ericsson to reconfigure the partnership. See "Raynet" in the notes to consolidated condensed financial statements for further details on the reconfiguration.

In addition, pretax income for the nine months ended March 31, 1996, included net $5 million of nonrecurring charges, reflecting a $6.6 million gain (included in "Other expense

(income), net") from an insurance settlement arising from a previous shareholder lawsuit, offset by $12 million of charges incurred from severances and other related actions.

Pretax income for the nine months ended March 31, 1995, included a $24 million provision for restructuring of the telecommunications business segment. Net income for the nine months ended March 31, 1995, included an extraordinary loss of $6.3 million, or $0.15 per share, for the early retirement of debt following payment by the company of its 9.55% privately placed senior notes. In addition, the company adopted in the first quarter, effective July 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change (a charge of $1.5 million, or $0.03 per share) was reflected in the 1995 year-to-date results.

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, and telecommunications (which, along with the corporate groups, are referred to collectively as the "core business").

BUSINESS SEGMENT OPERATIONS

Electronics

Revenues in the electronics business segment were $174 million in the third quarter of 1996 compared to $156 million in the prior-year quarter, a 10% constant currency increase. The Electronics Division's higher sales to commercial market segments and to defense customers more than offset declining automotive industry sales as European automakers' build rates decreased. Elo TouchSystems experienced strong growth in its touchscreen sales to manufacturers of point-of-sales equipment, and sales increased for point-of-information and gaming applications. Despite an 11% unit volume growth, PolySwitch Division revenues declined over the prior-year quarter as a result of soft sales to personal computer and cellular telephone customers, price reductions, and an unfavorable product mix shift. The division continues to see its distribution customers reduce their order rate in response to shorter PolySwitch delivery lead-times. The segment incurred restructuring charges of $14 million in the third quarter of 1996 related to actions within the Electronics and PolySwitch divisions. The Electronics Division will move its devices manufacturing from France to North America and will further rationalize its manufacturing, distribution, and sales order operations in Europe and North America. The PolySwitch Division has implemented a variety of cost savings steps to minimize the profit pressures from lower revenue. Electronics business segment operating income, excluding the $14 million of restructuring charges, was $35 million, up from $26 million in the year-ago quarter. Improved results in the Electronics Division and Elo TouchSystems business offset weaker PolySwitch Division performance. Segment revenues for the nine months ended March 31, 1996, increased to $491 million from $441 million in the comparable prior-year period. Operating income for the nine months ended March 31, 1996, excluding the current quarter's provision for restructuring, was $95 million. This compares to $73 million in the nine-month period of the prior year, reflecting improved results primarily by the Electronics Division.

Industrial

Revenues in the industrial business segment for the three months ended March 31, 1996, were $129 million, up from $116 million, a 9% constant currency increase over the prior-year period. The segment's Electrical Products Division had broad revenue growth, with especially strong sales in the Middle East. The new Chemelex business unit, which now includes the former Ultratec Division, had a solid sales increase compared to a weak third quarter last year. Heat tracing and leak detection sales were up more than 20% from year-ago levels, while corrosion protection product sales declined reflecting weak water and gas distribution business in Europe. The industrial business segment incurred $21 million of restructuring charges in the third quarter of 1996. The Electrical Products Division's restructuring actions were concentrated in Europe and focused on improving productivity in sales support, logistics, and manufacturing. The Chemelex Division restructured its manufacturing, sales and support operations worldwide. In addition, corrosion protection product manufacturing will be consolidated in North America. Excluding the above restructuring charges, operating income in the industrial business segment for the third quarter of 1996 was $28 million, up from $18 million in the year-ago period. Industrial business segment revenues for the nine months ended March 31, 1996, were $409 million compared to $368 million in the comparable prior-year period. Operating income, excluding the current quarter's provision for restructuring, was $88 million for the nine-month period, versus $69 million in the comparable prior-year period. The increase in operating income before the provision for restructuring reflects primarily strong revenues in the Electrical Products Division.

Telecommunications

Revenues in the telecommunications business segment increased to $115 million from $97 million in the third quarter of the prior year, a 17% increase in constant currency terms. Sales of Miniplex products in North America were up strongly from year-ago levels. The Telecom Division continued to experience a mix shift away from its traditional copper closure business to lower margin fiber, coaxial, and electronic products. The segment incurred $7 million of restructuring charges in the third quarter of 1996 to shift a portion of its Belgian manufacturing activities to lower cost locations and streamline its sales and kitting operations throughout Europe. Excluding the current quarter's restructuring charges, operating income was $21 million, up from $14 million in the year-ago quarter, reflecting higher volume as well as the benefits of prior-year restructuring actions. Revenues for the nine months ended March 31, 1996, increased to $339 million from $310 million in the comparable prior-year period. Excluding the $24 million restructuring charge incurred in the prior-year first quarter and the current quarter's $7 million provision for restructuring, operating income for the nine months ended March 31, 1996, increased from $48 million to $68 million. This increase resulted from both higher volume and benefits of prior-year restructuring actions, partially offset by a shift to lower margin products.

Orders and Backlog

During the third quarter of 1996, incoming orders were greater than shipments for the company overall. Incoming orders were approximately equal to shipments in the electronics segment, and orders were greater than shipments in the industrial and telecommunications segments. Backlog at March 31, 1996, was $301 million.

EQUITY IN ERICSSON RAYNET NET LOSS

Following the reconfiguration of the partnership agreement, effective January 1, 1996, Raychem no longer shares in the operating losses of the Ericsson Raynet joint venture and therefore has not recorded an equity in net loss for the third quarter of 1996. Raychem's $30 million equity in loss for the nine months ended March 31, 1996, represents its share of losses, in accordance with the previously-agreed loss allocation, through December 31, 1995, which the company accounted for on the equity basis of accounting.

PROVISION FOR RESTRUCTURING AND DIVESTITURES

The core business incurred a pretax restructuring charge of $44 million in the third quarter of 1996 as the company moved to simplify and lower the costs of its operations. The restructuring charge included $38 million for employee severance costs. Approximately

700 positions will be eliminated by the end of calendar 1996, some portion of which may be replaced elsewhere. The bulk of these actions will occur in Europe where the company's manufacturing and support operations in Belgium, France, and the United Kingdom have been reconfigured. In addition, a variety of other restructuring actions at both divisional and corporate levels took place throughout Raychem's worldwide organization.

The core business incurred a pretax charge of $24 million in the first quarter of 1995 for the restructuring of its telecommunications business segment. The restructuring was substantially completed by June 30, 1995. The company expected to receive approximately $24 million of annual savings, of which the company realized approximately $18 million of savings through the nine months ended March 31, 1996. Substantially all of the savings are cash related.

See "Restructuring and Divestitures" in the notes to consolidated condensed financial statements for further details on the restructuring charge and the remaining restructuring reserve.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) as a percent of revenues for the three months ended March 31, 1996, decreased to 29% from 32% in the year-ago period reflecting the company's ongoing efforts to lower SG&A costs. For the nine months ended March 31, 1996, SG&A expense as a percent of revenues was 31%, down slightly from 32% in the comparable period of the prior year.

INCOME TAXES

The estimated annual effective income tax rate for the core business (which does not include any Raynet related losses) was 14% for the three and nine months ended March 31, 1996, down from a 25% rate in the comparable periods of the prior year and the previous quarter's 21% estimate for fiscal 1996. The reduction in the estimated annual tax rate recognizes the utilization of prior year and current year U.S. tax deductions resulting from the favorable impact on U.S. taxable income of the Ericsson Raynet reorganization, strengthening business in the U.S., and the tax effect of a lease financing transaction which closed in April 1996. As a consequence, a catch-up tax benefit adjustment of $8 million was recorded in the quarter. In addition, the company reassessed the valuation of its deferred tax asset and concluded that a portion is likely to be realized based on these changed circumstances. As a result, the company recorded an additional third quarter tax benefit of $25 million.

RECENT ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For a description, see "Recent Accounting Standards" in the notes to consolidated condensed financial statements. The statement must be adopted by the first quarter of fiscal 1997. The company does not expect the adoption of the statement to have a material impact on the company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Debt exceeded cash by $113 million at March 31, 1996, compared to $175 million at June 30, 1995. Debt net of cash decreased $62 million in the first nine months of 1996, compared to a decrease of $51 million in the first nine months of 1995. The continued decrease in debt net of cash resulted primarily from improved profitability.

Inventory, as measured by the number of days of inventory on hand, improved slightly to 108 days for the third quarter of 1996 compared to 109 days at June 30, 1995. Receivables, as measured by the number of billing days outstanding, increased to 63 days at March 31, 1996, from 61 days at June 30, 1995.

In April 1996, the company entered into lease financing covering the majority of its manufacturing equipment in the United States. The company has the option of buying out the lease for a fixed amount in 10 years. Cash proceeds from the financing were approximately $113 million and are being used in roughly equal portions to reduce long-term debt and for other corporate purposes. Given the company's accumulated tax assets, this is an attractive long-term financing that consumes prior year net operating losses and extends the life of U.S. accumulated tax benefits. In addition, it will lower the company's long-term borrowing costs.

On September 28, 1995, the company amended its syndicated loan agreements which consisted of a five-year partially amortizing term loan of $225 million, and a renewable 364-day revolving credit facility of $200 million. The revolving credit facility was increased to $250 million and extended to a term of 4 years. Variable pricing terms for both the term loan and revolving credit facility were improved, and certain restrictive covenants were relaxed. The $225 million syndicated term loan agreement requires varying quarterly payments beginning in December 1996 and continuing until final maturity in September 1999. The first quarterly payment of $15 million will become due December 31, 1996. A portion of the above lease financing proceeds was used to prepay $57 million of the outstanding term loan principal on May 2, 1996.

In January 1995, the company entered into a revolving credit agreement with the Ericsson Raynet joint venture. The company agreed to make available to the joint venture a maximum of $50 million, due in full on December 20, 1995, or earlier if the revolving credit arrangement were terminated at the company's discretion. Upon expiration, the credit agreement was renewed and extended one year. The credit agreement stipulates that borrowings under the arrangement will be interest-free, and imposes no covenants on the joint venture. During the quarter ended March 31, 1996, the company made advances to Ericsson Raynet of $7 million under this credit agreement, increasing the amount due to the company to $27 million. As a result of the reconfiguration of the Ericsson Raynet partnership, Raychem converted the amount due under the revolving credit agreement to capital. Raychem subsequently terminated the revolving credit agreement.

BellSouth Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet and held a royalty interest in the software related revenues of Raynet. With the creation of the joint venture, this royalty payment was reconfigured. Raychem made two payments to BSE of $10 million each in November 1994 and 1995, and is required to make one additional payment of $10 million in November 1996. BSE will be entitled to receive a portion of any income allocation that Raychem is entitled to receive as a result of the reconfigured Ericsson Raynet partnership agreement.

The company has continued to repurchase shares of the company's stock as previously authorized by the Board of Directors. During the nine months ended March 31, 1996, the company repurchased 1.1 million shares at a cost of $65 million. In addition, for the nine months ended March 31, 1996, the company received $60 million from the issuance of Common Stock under various employee benefit plans.

Capital expenditures of $57 million in the first nine months of 1996 decreased $13 million compared to the prior-year period, when the company had significant capital expenditures for manufacturing facilities in Japan, the People's Republic of China, and Mexico.

At March 31, 1996, the company had $176 million in cash and cash equivalents, $290 million in committed credit facilities (of which $1 million were utilized) and approximately $181 million in various uncommitted credit facilities (of which $44 million were utilized).

The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy substantially all the company's needs for working capital, normal capital expenditures, scheduled debt repayments, and anticipated dividends.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made including those discussed under risk factors below.

All of the 1996 third quarter's restructuring charges, excluding net asset writedowns of $4 million, are cash in nature and are expected to be substantially incurred over the next twelve months and funded through operating cash flow. The company expects that the restructuring charges will be recovered within 18 to 24 months through lower operating costs. When fully implemented, the annual run-rate savings is expected to be in the $35-$40 million range; substantially all of the savings are cash related. The third quarter restructuring actions reflect complex changes that will affect the company's worldwide operations. Timelines could be longer than anticipated and implementation difficulties or market factors could alter the estimated benefits. Certain costs related to the various 1996 third quarter restructuring actions, estimated at $5 million, were not recognizable in the third quarter and are expected to be recognized as an operating expense over the next few quarters.

The company continues to work to improve operational efficiency in all areas of the company, and to reduce SG&A costs. Reviews continue and further actions may yet be identified that could result in additional charges in the future. Generally, streamlining costs in the foreseeable future are expected to be more modest than those of the third quarter, and will flow through the income statement as a normal cost of business. While not currently anticipated, the company's operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new organizational and operating structures. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

Under the terms of a preliminary agreement reached on May 10, 1996, the company has agreed to sell, subject to several contingencies, its nickel-titanium shape memory OEM components business. This transaction is expected to result in an immaterial gain. The company continues to evaluate the sale or licensing of its shape memory metal medical products intellectual property portfolio and the sale or closure of Chemelex's plastic pipe coupling business.

As a result of the Ericsson Raynet reorganization, effective January 1, 1996, Raychem no longer shares in the ongoing operating losses of the joint venture. While there is the potential for some future charges related to warranty claims, the company believes that Ericsson Raynet's existing warranty reserves are adequate.

The company has a deferred tax asset valuation allowance which is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. income to utilize deductions and credits prior to their expiration. Management believes sufficient uncertainty exists regarding the realization of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance will be reassessed in future periods and may be reduced further as U.S. income improves.

The company periodically identifies financial targets. These targets constitute goals, not projections or assured results. The ability to successfully implement restructuring as well as business risks, including, but not necessarily limited to, those identified below, affect the ability to meet these targets.

RISK FACTORS

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

Over half of the company's revenues result from sales outside the United States and the company also has several production facilities located outside the United States. The company's financial results can be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest overseas. These effects may be mitigated by the global nature of both the company's sales and production activities.

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

Because of the foregoing factors, in addition to other factors, which affect the company's operating results and financial position, past financial performance or management's expectations should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, as well as broader market trends, could have an adverse impact on the company's stock price.

The company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In Bow Valley, et al. v. Saint John Shipbuilding and Raychem, a lawsuit originally filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, the Supreme Court of Canada has granted a hearing of the case. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1996.

ITEM 5:  OTHER INFORMATION

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

In April 1996, the Board of Directors established a minimum company stock ownership guideline for executive officers of the company. These guidelines require vice presidents to own Raychem Common Stock having a fair market value at least one times their annual salary, senior vice presidents at least two times their annual salary, and the chief executive officer at least four times his annual salary. Each executive officer will have three years to reach this ownership level.

On April 29, 1996, the company announced the appointment of Timothy S. Jenks, worldwide general manager of the Electrical Products Division, to the position of vice president.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits
                  EXHIBIT NO.               DESCRIPTION
                  -----------               -----------
                      2(d)                  Reorganization Agreement dated as of
                                            March 27, 1996

                      2(e)                  Amendment and Restated Joint Venture
                                            Agreement dated as of March 29, 1996

                      27                    Financial Data Schedule

         (b)     Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAYCHEM CORPORATION
                                                       (Registrant)

Date:    May 13, 1996                    /s/      RAYMOND J. SIMS
     ------------------                  --------------------------------------
                                                        Raymond J. Sims
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

                                         /s/      DEIDRA D. BARSOTTI
                                         --------------------------------------
                                                     Deidra D. Barsotti
                                                     Vice President and
                                                         Controller
                                               (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit 2(d)    Reorganization Agreement dated as of March 27, 1996

Exhibit 2(e) Amendment and Restated Joint Venture Agreement dated as of March 29, 1996

Exhibit 27      Financial Data Schedule