Form 10-K
period 1996-06-30
RAYCHEM CORP
filed 1996-09-19
CIK 82206

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 361-3333

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
          COMMON STOCK, $1 PAR VALUE                     NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of August 19, 1996, (based on the closing sale price as reported on the New York Stock Exchange composite tape on such date) was $3,036,803,270.

     Number of shares of Common Stock outstanding as of August 19, 1996:
44,801,889

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996
Part III: Portions of the Proxy Statement dated September 19, 1996
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Raychem Corporation, founded in 1957, is a broadly based materials science company serving both domestic and international markets. The terms "company" or "Raychem" mean Raychem Corporation and its consolidated subsidiaries.

     The company develops, manufactures, and sells a variety of high-performance products used by customers in the aerospace, appliance, automotive, cable television, communications, computer, defense, industrial and commercial infrastructure, mass transit, medical, and telephone industries.

     For information regarding the company's restructuring actions, see the Note entitled "Restructuring and Divestitures" and the section entitled "Financial Review" in the company's 1996 Annual Report to Stockholders (the "1996 Annual Report"), which are incorporated herein by reference and are included in this filing as Exhibit 13.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company's business is organized into three industry segments designated as electronics, industrial, and telecommunications (which collectively, along with corporate groups, is referred to as the "core business"). Due to the formation of the Ericsson Raynet joint venture with LM Ericsson, a Swedish telecommunications company, in November 1994, the operations of Raynet Corporation and subsidiaries (Raynet), are included in the consolidated financial statements using the equity method of accounting for the period July 1, 1994, through December 31, 1995; Raynet's operations were consolidated in prior years. During the third quarter of fiscal 1996, the company, along with LM Ericsson, amended their joint venture agreement resulting in a reorganization of Ericsson Raynet. Following the reorganization, effective January 1, 1996, the company's interest in the joint venture is accounted for using the cost basis of accounting and the company no longer shares in ongoing operating losses of the joint venture. For information regarding the amendment, see the Note entitled "Raynet" of the 1996 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For financial and other information concerning the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1996 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     For information regarding operating results, principal products produced, and industries served by the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1996 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

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

PATENTS AND PROPRIETARY INFORMATION

     The company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of June 30, 1996, the company had in force 910 U.S. patents and 3,399 foreign patents, and had pending 320 U.S. patent applications and 3,197 foreign patent applications. Patents held by the company in the aggregate are of material importance in the operation of the company's business. Certain patents are the subject of litigation. Management, however, does not believe that any single patent, or group of related patents, is essential to the company's business as a whole or to that of any of its industry segments. Additionally, the company owns and uses in its business a substantial body of proprietary information and numerous trademarks. In the normal course of business, the company from time to time makes and receives inquiries with regard to possible patent infringement. The company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the company's financial position. The company is active and intends to continue to be active in the protection of its intellectual property, including its patents.

WORKING CAPITAL

     Information relative to working capital is included in the section entitled "Financial Review" of the 1996 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

CUSTOMERS

     The company's industry segments sell to many customers. Management does not believe that the loss of any one customer would have a material adverse effect on the business of the company. During 1996, there was no single customer that accounted for 10% or more of the company's revenues.

BACKLOG

     The company's business is characterized by short lead times and the absence of a significant backlog. The company expects that substantially all of the backlog at June 30, 1996, will be shipped in fiscal 1997. Unfilled orders may be canceled by customers prior to shipment of goods; however, such cancellations historically have not been material.

     Set forth below is the backlog at June 30, 1996 and 1995, for each of the company's industry segments.

                                                                              JUNE 30,
                                                                            -------------
                                                                            1996     1995
                                                                            ----     ----
                                                                            (IN MILLIONS)
    Electronics...........................................................  $150     $130
    Industrial............................................................    55       62
    Telecommunications....................................................    71       83
                                                                            ----     ----
              Total.......................................................  $276     $275
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

RESEARCH AND DEVELOPMENT

     For financial information on research and development expense, see the sections entitled "Consolidated Statement of Operations" and "Financial Review" of the 1996 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

ENVIRONMENTAL REGULATIONS

     For information regarding the effect of environmental regulations on the company, see the section entitled "Financial Review," the Note entitled "Summary of Significant Accounting Policies," and the Note entitled "Contingencies" of the 1996 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

     Additional information regarding environmental administrative and judicial proceedings is set forth in Part I, Item 3 of this Form 10-K under the caption "Legal Proceedings."

EMPLOYEES

     As of June 30, 1996, the company employed 8,697 people.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The company's international operations are conducted primarily through wholly owned subsidiaries that are responsible for sales, distribution and, in some cases, research, development, and manufacturing activities. At June 30, 1996, these operations employed approximately 4,663 people, representing 54% of the company's total work force.

     For additional information regarding the company's international and domestic operations and export sales, see the Note entitled "Worldwide Operations" and the section entitled "Financial Review" of the 1996 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 2.  PROPERTIES

     The company's principal domestic facilities are located in Menlo Park and Redwood City, California, and in Fuquay-Varina, North Carolina. Additional facilities of significant size are located in Belgium, France, Germany, Ireland, Japan, the People's Republic of China, and the United Kingdom.

     The company owns approximately 223 acres of land in the United States and 276 acres abroad for a total of 499 acres. The company owns and leases a total of 5,825,000 square feet of manufacturing, distribution, research and development, and sales and administrative facilities worldwide. Of this total, electronics uses approximately 37%; industrial, 25%; telecommunications, 21%; and corporate, 17%. None of the property owned by the company is held subject to any major encumbrances.

     The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. The company conducts continuing reviews of its facilities under improvement programs aimed at modernization and cost reduction. For information on capital expenditures, see the section entitled "Financial Review" of the 1996 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For information regarding leased properties, see the Note entitled "Commitments" of the 1996 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 3.  LEGAL PROCEEDINGS

     I. The company and its subsidiaries are parties to lawsuits involving various types of commercial matters, including, but not limited to, product liability, unfair competition, breach of contract, and intellectual property matters. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze protection products. Certain major cases, which do not necessarily meet the disclosure threshold of Item 103 of Regulation S-K, include:

     A. On March 7, 1995, a complaint entitled All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd. v. Raychem Corporation and Rubatex Corporation was filed in the United States District Court, Western District of Washington at Seattle, asserting liability against the company for alleged fire damage to a ship and its cargo and the death of one crew member. Subsequently, on September 5, 1995, plaintiffs filed an amended complaint adding Marine Electric, Inc. and Westinghouse Electrical Supply Co. as third- and fourth-party defendants, respectively. The shipowner plaintiff claimed in discovery compensatory damages of approximately $150 million plus exemplary damages based on claims of strict product liability and negligence. However, on June 2, 1996, the court granted the company's motion to limit compensatory damages claimed by the shipowner plaintiffs to the value of the cargo lost/destroyed (alleged to be between $1 million and $3 million) on account of the incident.

     B. On May 10, 1995, a decision was rendered on an appeal of a judgment in the company's favor in a lawsuit originally filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, Bow Valley, et al. v. Saint John Shipbuilding and Raychem. The Court of Appeal found the company 20% responsible for property damage of approximately $5 million (Canadian). On May 2, 1996, the Supreme Court of Canada granted plaintiffs' appeal petition to hear the case. No hearing date has been set. The plaintiffs had alleged claims for damages arising out of a fire on an offshore drilling platform and made allegations attributing the cause and spread of the fire to heat-tracing and cladding products manufactured by the company. On November 30, 1993, a Petition by joint venturers of the plaintiffs in the Bow Valley lawsuit making similar claims was filed in the Supreme Court of Newfoundland, Canada, Trial Division and was served on the company on March 25, 1994. This action is stayed. A New Brunswick lawsuit filed by Saint John Shipbuilding against Raychem Canada, Ltd. arising out of the same incident has also been stayed by prior agreement of the parties.

     C. In November 1995, the company agreed to a settlement in the matter of Raychem Corporation v. Federal Insurance Company, originally filed in the United States District Court for the Northern District of California on December 16, 1991. In that action, the company sought recovery from Federal, its insurer, of payments made by the company in settlement of a class action securities suit. Pursuant to the settlement with Federal, the company received $6.6 million in the second quarter of fiscal 1996. On December 11, 1995, the company filed for settlement and dismissal of this matter.

     D. On August 4, 1995, a motion filed by the company and other defendants for judgment on the pleadings was granted by the United States District Court, Northern District of California, in a lawsuit originally filed on August 27, 1993, West County Landfill, Inc. v. Raychem International Corporation; FMC Corporation; Kaiser Aluminum & Chemical Corporation; Flint Ink Corporation; Stauffer Chemical Company; Rhone-Poulenc Basic Chemicals Co.; Rhone-Poulenc Inc.; Pacific Gas & Electric Company; Union Oil Company of California; Chevron U.S.A. Inc.; Chevron Chemical Company; Shell Oil Company; Desoto, Inc.; Occidental Chemical Corporation; General Motors Corporation; Romic Chemical Corporation; United Airlines, Inc.; United States Department of Defense; United States Department of Navy, striking the plaintiff's claim that the company and other defendants were jointly and severally liable for response costs at a site operated by the plaintiff. The allegations in the original complaint contend that the defendants generated hazardous materials which were disposed of at the site. Raychem International Corporation is alleged to have done so during the period 1975 through 1979 and perhaps at other times. The plaintiff seeks recovery of response costs which plaintiff has allegedly incurred in an amount exceeding $25 million and a declaratory judgment regarding unspecified future costs. As a result of the District Court's grant of the company's motion, the company's potential liability, if any, for response costs at the site would be based on the company's disposal of wastes at the site. The company believes that its wastes constitute less than 2% of the total amount of wastes disposed of at the site.

     E. On July 10, 1991, the company received written notice from the California Department of Health Services, the predecessor agency to the California Department of Toxic Substances Control ("DTSC"), that it intended to issue an administrative order relating to the investigation of soil contamination at the company's administrative and manufacturing site in Menlo Park, California. On June 27, 1996, the company and DTSC entered into a consent agreement for remedial investigation by the company over a two year period with a maximum oversight cost by the DTSC of $110,000.

     F. During the first quarter of fiscal 1996, the company settled the administrative proceedings filed on March 23, 1989, by the United States Environmental Protection Agency, as well as a matter originally initiated by the California Environmental Protection Agency on September 1, 1992. Each was concluded for amounts which were not material.

     G. On February 10, 1995, Creole Engineering Co., Unit Process Company, and the three other plaintiffs appealed the grant on January 13, 1995, by the United States District Court, Northern District of California, of the company's motion to dismiss related lawsuits filed on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, Tri-Systems, and Tracer Construction Company, and on June 29, 1993, Unit Process Company; Brock Easley, Inc.; Bylin Heating Systems, Inc.; and Fluid Flow Control Contractors v. Raychem Corporation; Debenham Electrical Supply Company, Inc.; and K.V.A. Electrical Supply Corp. This appeal was made to the United States Court of Appeals for the Ninth Circuit; no decision has been rendered. In addition, on February 10, 1995, the plaintiffs filed lawsuits against the company alleging violations of similar provisions of the laws of four states (California, Colorado, Louisiana, and Washington), based on essentially the same facts alleged in the federal action. The California, Louisiana, and Washington actions have been consolidated in the Superior Court of San Mateo County, California, and the Colorado action is in the District Court of Jefferson County, Colorado. The company has pending motions to dismiss the California and Colorado lawsuits, however, both matters are stayed pending resolution of the Federal appeal. The complaints in each of the two lawsuits seek damages in excess of $15 million (prior to trebling) arising out of distributor terminations and other alleged antitrust violations by the company.

     H. On May 2, 1995, a Complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, in response to the company's action, filed December 19, 1994, in the Superior Court of the State of California, County of San Mateo, Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. Bourns' action alleges violation of federal antitrust laws. The company's state court action alleges, among other claims, misappropriation of trade secrets and breach of contract and seeks in excess of $5 million in damages. Mr. Hogge has filed a cross-complaint alleging interference with the pursuit of a lawful occupation and unfair competition. Neither the federal complaint nor Mr. Hogge's counterclaim specify a claim for monetary damages. On August 28, 1995, Bourns AG, a subsidiary of Bourns, Inc. filed an arbitration proceeding against the company with the International Chamber of Commerce in Paris seeking damages for breach of a private brand agreement in an amount in excess of $1.5 million. On May 14, 1996, Bourns Inc. filed a petition in the United Kingdom in the High Court of Justice Chancery Division, Patents Court seeking revocation of certain patents owned by the company.

     I. In the second quarter of fiscal 1996, the company and PSI
Telecommunications, Inc. settled the patent infringement lawsuit originally filed by the company on November 30, 1993, in the United States District Court, Northern District of California, as well as all related counterclaims.

     II. Legal proceedings tend to be unpredictable and costly. Based on currently available information, however, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position. The company maintains insurance to cover product liability and certain other claims in excess of deductibles. Effective March 31, 1996, the company increased its insurance deductibles for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the company as of June 30, 1996, their positions with the company, and the date each was first elected as, or otherwise deemed to be, an executive officer of the registrant. This table is included as an unnumbered item in Part I of this Form 10-K.

                                                                                    DATE APPOINTED
          NAME             AGE                       POSITION                         AN OFFICER
- -------------------------  ---     ---------------------------------------------    --------------
Richard A. Kashnow.......  54      President and Chief Executive Officer                 1995
Michael T. Everett.......  47      Senior Vice President                                 1987
Ralph H. Harnett.........  48      Senior Vice President                                 1993
Raymond J. Sims..........  45      Senior Vice President and Chief Financial             1988
                                   Officer
Joseph G. Wirth..........  60      Senior Vice President and Chief Technical             1991
                                   Officer
Deidra D. Barsotti.......  40      Vice President and Controller                         1991
L. Frans Berthels........  51      Vice President                                        1995
Peter L. Brooks..........  50      Vice President                                        1995
Timothy S. Jenks.........  41      Vice President                                        1995
John D. McGraw...........  49      Vice President                                        1995
Andrew F. Roake..........  44      Vice President                                        1995
Hus Tigli................  42      Vice President                                        1995
Eric Van Zele............  48      Vice President                                        1994

     There are no family relationships between any executive officers. All of the executive officers except Dr. Kashnow have been employed by or associated with the company in their present or other managerial and executive capacities for more than five years. Dr. Kashnow was President of Schuller International Group, a subsidiary of Manville Corporation, from 1991 to 1995, before becoming President and Chief Executive Officer of Raychem in 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Financial Data (Unaudited)" of the 1996 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

     The section entitled "Ten-Year Summary" of the 1996 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" of the 1996 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the Notes thereto and the report thereon of Price Waterhouse LLP, dated July 17, 1996, and the section entitled "Quarterly Financial Data (Unaudited)" of the 1996 Annual Report are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the company's directors is presented in the subsection entitled "Nominees" appearing on pages 2 to 3 of the Proxy Statement dated September 19, 1996 (the "1996 Proxy Statement"), which pages are incorporated herein by reference.

     Information regarding the company's executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the company's compensation of its executive officers is set forth on pages 5 to 11 of the 1996 Proxy Statement, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 3 to 4 of the 1996 Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding transactions with the company's directors and executive officers is set forth on page 13 of the 1996 Proxy Statement, which page is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements

                                                                          PAGE IN 1996
                                                                         ANNUAL REPORT*
                                                                         --------------
        Financial Review...............................................       12-20
        Report of Independent Accountants..............................          21
        Consolidated Balance Sheet at June 30, 1996 and 1995...........          22
        Consolidated Statement of Operations for the three years ended
          June 30, 1996................................................          23
        Consolidated Statement of Cash Flows for the three years ended
          June 30, 1996................................................          24
        Consolidated Statement of Stockholders' Equity for the three
          years ended June 30, 1996....................................          25
        Notes to Consolidated Financial Statements.....................       26-40
        Quarterly Financial Data (Unaudited)...........................          41
        Ten-Year Summary...............................................       42-43

- ---------------
        * Incorporated herein by reference and included in this filing as
          Exhibit 13.

          (2) Financial Statement Schedules

                                                                           PAGE IN 1996
                                                                            FORM 10-K
                                                                           ------------
        Report of Independent Accountants on Financial Statement
          Schedule.......................................................         14
        Schedule II -- Valuation and Qualifying Accounts.................         15

        The financial statement schedule should be read in conjunction with the financial statements in the 1996 Annual Report to Stockholders. All other Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes.

          (3) Index to Exhibits

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
    2(a)      Ericsson Raynet Formation Agreement dated as of October 10, 1994(11)
    2(b)      Amendment to Ericsson Raynet Formation Agreement dated as of November 16, 1994(11)
    2(c)      Ericsson Raynet Joint Venture Agreement dated as of November 16, 1994(11)
    2(d)      Reorganization Agreement dated as of March 27, 1996(16)
    2(e)      Amendment and Restated Joint Venture Agreement dated as of March 29, 1996(16)
    3(a)      Amended and Restated Certificate of Incorporation(6)
    3(b)      Bylaws(1)
    3(c)      Certificate of Merger(1)
    4(a)      Rights Agreement(5)
    4(b)      Credit Agreement dated as of September 29, 1994(10)
    4(c)      Term Loan Agreement dated as of September 29, 1994(10)
   10(a)      Amended and Restated 1981 Incentive Stock Option Plan(2)
   10(b)      Amended and Restated 1981 Supplemental Stock Option Plan(2)
   10(c)      Executive Long Term Incentive Plan(3)

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
   10(d)      Bonus Deferral Plan(3)
   10(e)      Amended and Restated 1987 Directors Stock Option Plan(8)
   10(f)      Supplemental Executive Retirement Plan(4)
   10(g)      Amended and Restated 1990 Incentive Plan(8)
   10(h)      Consulting Agreement dated as of April 1, 1990, between the company and Paul M.
              Cook(6)
   10(i)      Description of Bonus Plan(7)
   10(j)      Consulting Agreement dated as of April 18, 1994, between Raynet Corporation and
              Robert M. Halperin(9)
   10(k)      1995 Executive Deferred Compensation Plan(12)
   10(l)      Consulting Agreement effective July 1, 1994, between the company and Isaac Stein and Waverley Associates, Inc.(13)
   10(m)      Revolving Credit Line Agreement dated as of January 2, 1995, between the company and Ericsson Raynet(13)
   10(n)      Executive Termination Compensation Policy dated as of June 1, 1995(13)
   10(o)      Consulting/Employment Agreement dated as of June 7, 1995, between the company and
              Robert J. Saldich(13)
   10(p)      Employment letter between the company and Dr. Richard Kashnow dated August 11,
              1995(14)
   10(q)      Supplemental agreement between the company and Dr. Richard Kashnow dated
              February 5, 1996(15)
   10(r)      Agreement and release between the company and Mr. Harry O. Postlewait dated
              November 16, 1995(15)
   10(s)      Participation Agreement between the company and U.S. Bancorp Leasing & Financial dated April 11, 1996
   10(t)      Participation Agreement between the company and Metlife Capital Limited
              Partnership dated April 11, 1996
   10(u)      Headlease Agreement A between the company and Fleet National Bank dated April 11,
              1996
   10(v)      Headlease Agreement B between the company and Fleet National Bank dated April 11,
              1996
   10(w)      Lease Agreement A between the company and Fleet National Bank dated April 11, 1996
   10(x)      Lease Agreement B between the company and Fleet National Bank dated April 11, 1996
   10(y)      Agreement and release between the company and Mr. Michael T. Everett dated July
              22, 1996
   13         Portions of the 1996 Annual Report to Stockholders
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   27         Financial Data Schedule
   99(a)      List of subsidiaries whose employees are participating in the Amended and Restated
              1984 Employee Stock Purchase Plan for United States employees and employees of certain domestic and foreign subsidiaries.
   99(b)      List of subsidiaries whose employees are participating in the 1985 Supplemental
              Employee Stock Purchase Plan for employees of certain subsidiaries.

- ---------------
 (1) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, (File No. 2-15299) and incorporated by reference.

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

(13) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, (File No. 2-15299) and incorporated by reference.

(14) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, (File No. 2-15299) and incorporated by reference.

(15) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 2-15299) and incorporated by reference.

(16) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (File No. 2-15299) and incorporated by reference.



(b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAYCHEM CORPORATION
                                          REGISTRANT

                                          By /s/  RICHARD A. KASHNOW

                                            ------------------------------------
                                            Richard A. Kashnow
                                            President and Chief Executive
                                            Officer

Date: September 19, 1996

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Richard
A. Kashnow and Raymond J. Sims, or either of them, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                       DATE
- ----------------------------------------  --------------------------------  -------------------
        /s/  RICHARD A. KASHNOW           President, Chief Executive        September 19, 1996
- ----------------------------------------  Officer, and Chairman of the
           Richard A. Kashnow             Board
                                          (Principal Executive Officer)
          /s/  RAYMOND J. SIMS            Senior Vice President and Chief   September 19, 1996
- ----------------------------------------  Financial Officer
            Raymond J. Sims               (Principal Financial Officer)
        /s/  DEIDRA D. BARSOTTI           Vice President and Controller     September 19, 1996
- ----------------------------------------  (Principal Accounting Officer)
           Deidra D. Barsotti
          /s/  RICHARD DULUDE             Director                          September 19, 1996
- ----------------------------------------
             Richard Dulude
         /s/  JAMES F. GIBBONS            Director                          September 19, 1996
- ----------------------------------------
            James F. Gibbons
          /s/  JOHN P. MCTAGUE            Director                          September 19, 1996
- ----------------------------------------
            John P. McTague

               SIGNATURE                               TITLE                       DATE
- ----------------------------------------  --------------------------------  -------------------
          /s/  DEAN O. MORTON             Director                          September 19, 1996
- ----------------------------------------
             Dean O. Morton
            /s/  ISAAC STEIN              Director                          September 19, 1996
- ----------------------------------------
              Isaac Stein
          /s/  CHANG-LIN TIEN             Director                          September 19, 1996
- ----------------------------------------
             Chang-Lin Tien
         /s/  CYRIL J. YANSOUNI           Director                          September 19, 1996
- ----------------------------------------
           Cyril J. Yansouni

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raychem Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 17, 1996, appearing on page 21 of the 1996 Annual Report (which is incorporated herein by reference and is included in this filing as Exhibit 13) also included an audit of the Financial Statement Schedule II listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
July 17, 1996

                                                                     SCHEDULE II

                      RAYCHEM CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS*
                   YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                     ADDITIONS
                                      BALANCE AT     CHARGED TO                       FOREIGN       BALANCE
                                      BEGINNING      COSTS AND       ACCOUNTS        CURRENCY       AT END
            DESCRIPTION                OF YEAR        EXPENSES      WRITTEN OFF     TRANSLATION     OF YEAR
- ------------------------------------  ----------     ----------     -----------     -----------     -------
                                                                 (IN THOUSANDS)
1996:
  Accounts receivable...............   $ 10,348        $3,145         $ 3,204          $(256)       $10,033
                                        =======        ======          ======          =====        =======
1995:
  Accounts receivable...............   $ 11,599        $2,857         $ 4,509**        $ 401        $10,348
                                        =======        ======          ======          =====        =======
1994:
  Accounts receivable...............   $  8,557        $6,288         $ 2,395          $(851)       $11,599
                                        =======        ======          ======          =====        =======

- ---------------
 * Allowances are deducted from assets to which they apply.

** Includes $1,044 effect of deconsolidation of certain Raychem subsidiaries.

                                                                         199610K