Form 10-Q
period 1996-09-30
RAYCHEM CORP
filed 1996-11-08
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                    YES _X_ NO___


As of October 25, 1996, the registrant had outstanding 44,716,954 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                    Page Number
                                                                    -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

   Consolidated Condensed Statements of Income -
   Three Months Ended September 30, 1996 and 1995                         1

   Consolidated Condensed Balance Sheets -
   September 30, 1996, and June 30, 1996                                  2

   Consolidated Condensed Statements of Cash
   Flows - Three Months Ended September 30, 1996 and 1995                 3

   Notes to Consolidated Condensed Financial
   Statements                                                            4-6

  Item 2: Management's Discussion and Analysis
          of Financial Condition and Results of Operations               7-14


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                             15

  Item 5:  Other Information                                             15

  Item 6:  Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                               17

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1996             1995
                                                    ------------     -----------
Revenues                                            $    430,311     $   410,515

Cost of goods sold                                       209,076         194,914
Research and development expense                          30,086          30,044
Selling, general, and administrative expense             119,575         122,460
Equity in net losses of affiliated companies                  --          10,626
Interest expense, net                                      1,929           3,300
Other (income) expense, net                              (19,038)          3,731
                                                    ------------     -----------
Income before income taxes                                88,683          45,440

Provision for income taxes                                15,963          13,010
                                                    ------------     -----------
Net income                                          $     72,720     $    32,430
                                                    ============     ===========
Average number of common shares
   and equivalents outstanding                        46,094,081      44,905,775
                                                    ============     ===========
Earnings per common share                           $       1.58     $      0.72
                                                    ============     ===========

Dividends per common share                          $       0.10     $      0.08
                                                    ============     ===========

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   (UNAUDITED)
                                                                  SEPTEMBER 30,      June 30,
                                                                       1996            1996
                                                                   -----------     -----------
   ASSETS
   Current assets:
      Cash and cash equivalents                                    $   115,603     $   224,115
      Accounts receivable, net                                         336,260         308,341
      Inventories:
         Raw materials                                                  83,423          86,562
         Work in process                                                56,163          50,965
         Finished goods                                                 92,915          91,796
                                                                   -----------     -----------
      Total inventories                                                232,501         229,323

      Prepaid taxes                                                     49,657          50,312
      Other current assets                                             104,505          95,765
                                                                   -----------     -----------
   Total current assets                                                838,526         907,856

   Property, plant, and equipment                                    1,113,432       1,104,646
      Less accumulated depreciation and amortization                   626,260         613,207
                                                                   -----------     -----------
   Net property, plant, and equipment                                  487,172         491,439

   Other assets                                                        153,573         151,321
                                                                   -----------     -----------
   TOTAL ASSETS                                                    $ 1,479,271     $ 1,550,616
                                                                   ===========     ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable to banks                                       $    40,531     $    35,011
      Accounts payable                                                  77,308          69,230
      Other accrued liabilities                                        171,961         199,172
      Income taxes                                                      29,601          27,721
      Current maturities of long-term debt                               2,086         119,618
                                                                   -----------     -----------
   Total current liabilities                                           321,487         450,752

   Long-term debt                                                      158,435         148,352
   Deferred income taxes                                                22,843          23,722
   Other long-term liabilities                                          80,752          80,422
   Minority interests                                                    7,196           6,162
   Commitments and contingencies (See notes)
   Stockholders' equity:
      Preferred Stock, $1.00 par value
         Authorized: 15,000,000 shares;  Issued: none                       --              --
      Common Stock, $1.00 par value
         Authorized: 72,150,000 shares
         Issued: 44,902,552 and 44,890,881 shares, respectively         44,903          44,891
      Additional contributed capital                                   409,226         408,866
      Retained earnings                                                422,851         361,876
      Currency translation                                              25,584          25,137
      Treasury Stock, at cost (237,585 and 115,753 shares,
         respectively)                                                 (16,576)         (8,630)
      Other                                                              2,570           9,066
                                                                   -----------     -----------
   Total stockholders' equity                                          888,558         841,206
                                                                   -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,479,271     $ 1,550,616
                                                                   ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- -----------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30 (in thousands)                             1996          1995
- -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $  72,720     $  32,430
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments        (4,918)         (717)
      Equity in net losses of affiliated companies                             --        10,626
      Net (gain) loss on sale of business / assets                        (23,512)          214
      Depreciation and amortization                                        19,303        21,983
      Deferred income tax provision                                           618           474
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures:
         Accounts receivable                                              (21,607)      (17,584)
         Inventories                                                          (77)        1,892
         Accounts payable and accrued liabilities                         (21,590)      (13,172)
         Income taxes                                                         613         6,310
         Other assets and liabilities                                      10,316         9,127
                                                                        ---------     ---------
Net cash provided by operating activities                                  31,866        51,583
                                                                        ---------     ---------
Cash flows from investing activities:
   Investment in property, plant, and equipment                           (15,108)      (20,002)
   Disposition of property, plant, and equipment                           11,622           850
   Advances to affiliated companies                                            --       (13,669)
   Proceeds from sale of investments                                          958            --
   Purchase of investment                                                  (7,500)           --
                                                                        ---------     ---------
Net cash used in investing activities                                     (10,028)      (32,821)
                                                                        ---------     ---------
Cash flows from financing activities:
   Net (payment of) proceeds from short-term debt                          (3,811)        5,601
   Proceeds from long-term debt                                            10,451            --
   Payments of long-term debt                                            (117,582)         (568)
   Common Stock issued under employee
      benefit plans                                                        11,589        14,941
   Common Stock repurchased                                               (27,173)       (4,411)
   Proceeds from repayments of stockholder notes receivable                    26           260
   Cash dividends                                                          (4,480)       (3,518)
                                                                        ---------     ---------
Net cash (used in) provided by financing activities                      (130,980)       12,305
                                                                        ---------     ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                       630        (2,156)
                                                                        ---------     ---------
(Decrease) increase in cash and cash equivalents                         (108,512)       28,911
Cash and cash equivalents at beginning
   of period                                                              224,115       118,067
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $ 115,603     $ 146,978
                                                                        =========     =========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                $   4,097     $   5,590
   Income taxes (net of refunds)                                            9,155           686

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three months ended September 30, 1996 and 1995, the financial position as of September 30, 1996, and the cash flows for the three months ended September 30, 1996 and 1995. The June 30, 1996 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the fiscal 1997 financial statement presentation.


BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                  (in thousands)
                                Three Months Ended
                                   September 30,
                              -----------------------
                                 1996          1995
                              ---------     ---------
Revenues
   Electronics                $ 176,921     $ 157,855
   Industrial                   135,179       139,819
   Telecommunications           118,211       112,841
                              ---------     ---------
      Total revenues          $ 430,311     $ 410,515
                              =========     =========
Operating income (loss)
   Electronics                $  36,065     $  31,166
   Industrial                    30,581        30,937
   Telecommunications            26,473        23,585
   Corporate                    (21,545)      (22,591)
                              ---------     ---------
      Total operating income  $  71,574     $  63,097
                              =========     =========


RECENT ACCOUNTING STANDARDS

In the first quarter of 1997, the company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. There was no impact on the company's results of operations or financial condition upon adoption of Statement No. 121.

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and anticipated transactions totaled $0.4 million loss and $2.7 million gain for the three months ended September 30, 1996 and 1995, respectively. The company incurred total foreign exchange transaction and translation losses of $0.5 million and $1.1 million for the three months ended September 30, 1996 and 1995, respectively. These realized and unrealized gains and losses are included in "Other (income) expense, net." The total amount of foreign exchange exposure hedged was $124 million at September 30, 1996. The company hedges exposures that arise from trade and intercompany receivables and payables (including anticipated transactions), loans in non-functional currencies, and net monetary assets in certain foreign countries with the US dollar as functional currency.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at September 30, 1996, included $9 million in net intercompany payables in non-functional currencies and $4 million in net monetary assets in foreign countries with the US dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $44 million in the third quarter of 1996 as the company moved to simplify and lower the costs of its operations. All of the charges, with the exception of net $4 million in asset writedowns, are cash in nature and are expected to be substantially incurred in 1997 and funded through operating cash flows. Approximately 700 positions will be eliminated, some portion of which may be replaced elsewhere. As of September 30, 1996, 410 employees have separated from the company as a result of the restructuring.

The following table sets forth the company's restructuring reserves as of September 30, 1996:

                                                        Restructuring Reserves
                                                        ----------------------
                                  Employee         Asset
                                 Severance      Writedowns      Leases        Other          Total
                                 ---------      ----------      ------        -----        --------
                                                    (in thousands)
Reserve Balances,
   June 30, 1996 (Audited):       $ 23,733        $ 1,046        $ 827        $ 700        $ 26,306

   Adjustment to reserve                --           (246)         (21)         267              --
   Cash payments                    (4,722)            --          (45)        (151)         (4,918)
   Non-cash items                      (86)           (79)          --           --            (165)
                                  --------        -------        -----        -----        --------
RESERVE BALANCES,
SEPTEMBER 30, 1996:               $ 18,925        $   721        $ 761        $ 816        $ 21,223
                                  ========        =======        =====        =====        ========

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at September 30, 1996 was $6 million. Gross unrealized holding gains were $4 million and are included in the "Other" component of stockholder's equity.

REPURCHASE OF COMMON STOCK

In April 1996, as part of the company's continuing plan to purchase its shares to meet employee benefit plan commitments, the Board of Directors authorized the company's management, at its discretion, to repurchase up to 2.0 million shares of the company's stock during any one fiscal year, effective July 1, 1996. In unusual circumstances, management may elect to repurchase an additional 0.5 million shares in a fiscal year. During the three months ended September 30, 1996, the company repurchased 400,000 shares and subsequently reissued 278,168 shares, leaving 237,585 shares in treasury stock at September 30, 1996.

GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property, which gain is included in "Other (income) expense, net."

CONTINGENCIES

The company has been named, among others, as a potentially responsible party in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At all of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at these sites. The company and its subsidiaries have also been named as a defendant, along with sixteen other corporate and governmental codefendants, in a private cost recovery for environmental cleanup expenses at the West Contra Costa County Landfill in Richmond, California. On August 4, 1995, the company's and other defendants' motion for judgment on the pleadings was granted by the District Court striking the plaintiff's claim that the company and the other defendants were jointly and severally liable for response costs at the site. As a result, the company's potential liability, if any, for response costs at the site would be based on the company's disposal of wastes at the site. The company believes its wastes constitute less than 2% of the total amount of wastes disposed of at the site.

Additionally, the company and its subsidiaries are parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, breach of contract, and intellectual property matters. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. The company maintains insurance to cover product liability and certain other claims in excess of deductibles.

Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company vigorously defends against pending claims and legal proceedings.


SUBSEQUENT EVENTS

On October 16, 1996, the company's Board of Directors declared a quarterly cash dividend of $0.10 per share of Common Stock, payable on December 11, 1996, to stockholders of record as of November 6, 1996.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
- --------------------------------------------------------------------------------
                                                             Three months ended
                                                                September 30,
(in millions, except per share data)                          1996         1995
- --------------------------------------------------------------------------------
Revenues                                                     $ 430        $ 411
- --------------------------------------------------------------------------------
Constant currency revenue growth                                 7%           7%
- --------------------------------------------------------------------------------
Gross profit as a percent of revenues                           51%          53%
- --------------------------------------------------------------------------------
Selling, general, and administrative (SG&A)
  expense as a percent of revenues                              28%          30%
- --------------------------------------------------------------------------------
Net income                                                   $  73        $  32
- --------------------------------------------------------------------------------
Net income per common share                                  $1.58        $0.72
- --------------------------------------------------------------------------------

Revenues for the quarter were $430 million, up 5% from the first quarter of the prior year. Revenues increased 7% from the year-ago quarter on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period).

Gross profit, as a percent of reported revenues declined 2% to 51% in the quarter ended September 30, 1996, as compared to the prior year. This is principally due to the favorable currency impact on gross profit that occurred in the year-ago period. SG&A expense as a percent of revenues declined to 28% in the first quarter of 1997. The reduction in SG&A costs was largely the result of restructuring and other actions taken in the prior year to reduce operating costs. Management is focused on further reductions of SG&A costs as a percent of revenues.

Net income increased from the year-ago quarter due to improved profitability, a non-recurring gain in the current quarter, and the absence of Raynet losses. Raychem's "ongoing" pretax income for the first quarter of 1997 increased to $65 million from $57 million in the comparable prior-year period. Raychem's results are summarized as follows:

- --------------------------------------------------------------------------------
                                                             Three months ended
                                                                September 30,
(in millions)                                                1996          1995
- --------------------------------------------------------------------------------
Core business:
  "Ongoing" pretax income                                     $65          $ 57
  Gain on sale of assets                                       23            --
- --------------------------------------------------------------------------------
Core business pretax income                                    88            57
Income taxes                                                   15            14
- --------------------------------------------------------------------------------
Core net income                                                73            43
Equity in net loss of Ericsson Raynet                          --           (11)
- --------------------------------------------------------------------------------
Net income                                                    $73          $ 32
- --------------------------------------------------------------------------------

In the first quarter of 1997, the company recorded a $23 million pretax gain (included in Other (income) expense, net) arising from the sale to Medtronic, Inc. for $25 million of a portfolio of patents and intellectual property relating to the use of nickel titanium for medical applications.

The estimated effective annual income tax rate was 18% for the three months ended September 30, 1996, down from 23% for the year-ago period. The decrease results primarily from anticipated improvement in fiscal 1997 U.S. profitability enabling the utilization of prior years' U.S. deferred deductions.

Through December 31, 1995, the company accounted for the Ericsson Raynet joint venture under the equity method of accounting. Effective January 1, 1996, the joint venture agreement was amended. As a result, the company's interest in the joint venture is now accounted for using the cost basis of accounting and the company no longer shares in the ongoing operating losses of the joint venture.

SEGMENT OPERATIONS

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, and telecommunications (which, along with the corporate groups, are referred to collectively as the "core business"). Certain amounts previously reported as corporate segment costs, notably certain legal and patents and information technology costs, are now being allocated to the business segments. Accordingly, previously reported operating income for the segments has been restated to conform to the fiscal 1997 presentation.

Electronics
- --------------------------------------------------------------------------------
                                                              Three months ended
                                                                September 30,
(dollars in millions)                                           1996     1995
- --------------------------------------------------------------------------------
Revenues                                                        $177     $158
- --------------------------------------------------------------------------------
Constant currency revenue growth                                  15%       9%
- --------------------------------------------------------------------------------
Operating income                                                $ 36     $ 31
- --------------------------------------------------------------------------------

The electronics business segment, including the Electronics and PolySwitch divisions and the Elo TouchSystems business, experienced strong revenue growth in the first quarter of 1997. The Electronics Division's sales grew in all market segments paced by strong growth in sales to commercial and defense customers. The PolySwitch Division experienced a 30% increase in unit volumes and growth in the automotive applications business. Revenues increased only 10% on a constant currency basis, however, due to price reductions and a continuing mix shift to physically smaller and lower average sales price products. Elo TouchSystems' revenues now include TouchPanel Systems, a Japanese joint venture, previously accounted for under the equity method. Elo TouchSystems' revenues on a comparable basis increased 16% in constant currency terms. Electronics business segment operating income increased $5 million to $36 million in the first quarter of 1997 from the year-ago quarter. This increase in operating income was due to higher revenues and relatively lower costs.

Industrial
- --------------------------------------------------------------------------------
                                                              Three months ended
                                                                 September 30,
(dollars in millions)                                            1996     1995
- --------------------------------------------------------------------------------
Revenues                                                         $135     $140
- --------------------------------------------------------------------------------
Constant currency revenue growth                                   -1%       8%
- --------------------------------------------------------------------------------
Operating income                                                $  31    $  31
- --------------------------------------------------------------------------------

Revenues in the industrial business segment, including the Chemelex and Electrical Products divisions, declined $5 million in the first quarter of 1997 compared to the year-ago quarter. Chemelex Division sales were essentially unchanged with growth in heat tracing sales offset by declines in the corrosion protection product business. Higher shipment rates are expected for the Chemelex Division in the seasonally strong second quarter. The segment's decline in revenues was due to the Electrical Products Division's lower surge arrester sales. The Electrical Products Division anticipates a return to modest constant currency revenue growth for the remainder of the fiscal year. Industrial business segment operating income remained unchanged from the comparable prior-year quarter. While Chemelex Division's profitability improved in the current quarter, the effect was offset by Electrical Products Division's decline in revenues and a $2 million charge related to the closure of Electrical Products' business center in Delaware.

Telecommunications
- --------------------------------------------------------------------------------
                                                              Three months ended
                                                                 September 30,
(dollars in millions)                                            1996     1995
- --------------------------------------------------------------------------------
Revenues                                                         $118     $113
- --------------------------------------------------------------------------------
Constant currency revenue growth                                   6%       2%
- --------------------------------------------------------------------------------
Operating income                                                 $ 26     $ 24
- --------------------------------------------------------------------------------

Telecommunications business segment revenues increased $5 million from the prior-year first quarter, primarily from the strong sales of Miniplex multiplexer systems. Strong revenue growth in the U.S. and Asia was partially offset by declines in Latin America. Sales of copper closures continued a moderate decline. Operating income for the quarter increased to $26 million, reflecting sales growth along with stable operating margins.

RECENT ACCOUNTING STANDARDS

In the first quarter of 1997, the company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB

Opinion No. 30. There was no impact on the company's results of operations or financial condition upon adoption of Statement No. 121.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the company had $116 million in cash and cash equivalents, $456 million in committed credit facilities (of which $15 million were utilized), and $172 million in various uncommitted credit facilities (of which $53 million were utilized). The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy the company's needs for working capital, normal capital expenditures, and anticipated dividends.

The following table presents certain measures of liquidity and capital resources:

- --------------------------------------------------------------------------------
                                                       SEPTEMBER 30,    June 30,
(dollars in millions)                                      1996           1995
- --------------------------------------------------------------------------------
Debt net of cash                                           $ 85           $ 79
- --------------------------------------------------------------------------------
Debt net of cash as a percent of stockholders' equity        10%             9%
- --------------------------------------------------------------------------------
Days of sales outstanding                                    64             60
- --------------------------------------------------------------------------------
Days of inventory on hand                                   101            104
- --------------------------------------------------------------------------------

Receivables as measured by the number of days of sales outstanding increased slightly, but is within an acceptable range given the geographic mix of countries involved.

Inventory as measured by the number of days of inventory on hand improved in the first quarter of 1997, reflecting ongoing efforts by the company to reduce the number of locations holding inventory and the levels of inventory being held.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

- --------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30 (dollars in millions)            1996      1995
- --------------------------------------------------------------------------------
Cash provided by (used in):
  Operating activities                                          $   32     $ 52
  Investing activities                                             (10)     (33)
  Financing activities                                            (131)      12
Effect of exchange rate changes on
  cash and cash equivalents                                          1       (2)
- --------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                 $(109)    $ 29
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES

The decrease in cash flows from operating activities in the first quarter of 1997, as compared to the first quarter of the prior year, resulted primarily from improved profits, offset by cash payments made for accrued bonus and severance liability, and increases in accounts receivable.

INVESTING ACTIVITIES

Cash used in investing activities decreased $23 million in the first three months of 1997 compared to the year-ago period. Investments in property, plant, and equipment totaled $15 million and $20 million in the three months ended September 30, 1996 and 1995, respectively. Although capital expenditures were down in the first quarter, spending for 1997 is expected to be approximately $90 million. Dispositions of property, plant, and equipment increased in the current quarter due to the collection of proceeds from the sale of the former Walter Rose land and buildings in Germany and the sale of the plastic pipe coupling business assets.

The company had made advances to Ericsson Raynet of approximately $14 million in the first quarter of the prior year. The Ericsson Raynet joint venture was reconfigured effective January 1, 1996. As a result of the reorganization, the company is no longer required to make advances for ongoing operating losses to Ericsson Raynet.

The company invested approximately $7.5 million in Superconducting Core Technologies, Inc. (SCT) in the first quarter of 1997. The company will be the exclusive distributor of SCT's cryoelectronic receiver front-end products for wireless base stations.

In early October 1996, the company received $25 million from the sale of a portfolio of patents and related intellectual property.

Bell South Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet, when Raynet was a wholly-owned subsidiary of Raychem. In conjunction with the creation of the Ericsson Raynet joint venture, the company is required to make a final payment to BSE of $10 million in November 1996. In addition, BSE is entitled to receive a portion of any distribution that Raychem receives as a result of the Ericsson Raynet joint venture agreement.

FINANCING ACTIVITIES

In the first quarter of 1997, the company prepaid the balance of the syndicated term loan agreement, amounting to $118 million, which was classified as "Current maturities of long-term debt" at June 30,1996. In addition, the company replaced its $250 million four-year revolving credit facility with a new $400 million five-year revolving credit facility. The new credit facility has more favorable pricing and covenants than the previous facility.

The company continued to repurchase shares of the company's stock as previously authorized by the Board of Directors. During the three months ended September 30,1996, the company repurchased 400,000 shares at a cost of $27 million. In addition, the company received $12 million from the issuance of Common Stock to employees participating under various employee benefit plans.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Several statements made in this management's discussion and analysis or elsewhere in this report, such as those relating to higher shipment rates for Chemelex, revenue growth for Chemelex, anticipated reductions in SG&A rates, anticipated capital spending rates, sufficiency of the company's cash and cash flows to meet expected needs, and litigation matters, are forward-looking statements and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

The 1996 restructuring charges, excluding net asset writedowns of $4 million, are cash in nature and are expected to be substantially incurred in fiscal 1997 and funded through operating cash flow. The company expects that the restructuring charges will be recovered within 18 to 24 months through lower operating costs. When fully implemented, the annual run-rate savings is expected to be in the $35-$40 million range; substantially all of the savings are cash related. These restructuring actions reflect complex changes that will affect the company's worldwide operations. Timelines could be longer than anticipated and implementation difficulties or market factors could alter the estimated benefits.

The company continues to work to improve operational efficiency and implement organizational changes in many areas of the company and to reduce SG&A costs. For example, the company is redesigning worldwide logistics operations and is examining manufacturing operations to achieve efficiencies through sharing of "back-end" resources. In addition, the company plans to merge certain aspects of the Electronics and PolySwitch divisions to achieve operational efficiencies and to enhance the company's approach to the marketplace. Reviews continue and further actions may yet be identified that could result in additional charges in the future. The company's operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new organizational and operating structures and to the outsourcing of some activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. Commitment to continued research and development and the acquisition of new or compatible technologies and businesses continue to be an important part of the company's strategy. In addition, the company may enter into arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the research and development efforts, acquisitions of new technologies and products, or arrangements with third parties is not always predictable and there is no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

As a result of the Ericsson Raynet reorganization, effective January 1, 1996, Raychem no longer shares in the ongoing operating losses of the joint venture. While there is the potential for some future charges related to warranty claims, the company believes that Ericsson Raynet's existing warranty reserves are adequate.

The income tax provision is determined by the level of profitability and the tax jurisdiction in which profits are generated. The geographic distribution and level of profitability is difficult to predict and may vary from forecasts which could result in changes in the estimated annual effective tax rate during the fiscal year. In addition, the company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. taxable income to utilize deductions and credits prior to their expiration. Management believes sufficient uncertainty exists regarding the realization of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance will be reassessed in future periods and may be reduced further dependent on U.S. taxable income. Any such adjustment would also impact the income tax provision.

The company has manufacturing facilities in many countries and is subject to environmental regulations. These regulations, and any changes in them, can affect the company's manufacturing processes as well as the cost, availability, and use of raw materials. Although compliance with such environmental regulations has not had a material effect on capital expenditures or operating results in the past, there is no assurance that any such regulations, or changes in regulations, will not have a material adverse effect on future capital expenditures or operating results.

In the past, supplies of certain raw materials the company uses have become limited, and it is possible that this may occur again in the future. Should it occur, it could result in increased prices, rationing, and shortages. In response, the company tries to identify alternative materials and technologies for such raw materials or other sources of supply. Although the effect in the past has not been material, such situations could adversely affect financial results.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various types of commercial claims, including, but not limited to, product liability, unfair competition, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations.

Approximately two-thirds of the company's revenues result from sales outside the United States and the company also has several production facilities located outside the United States. The company's financial results can be adversely affected by changes in foreign currency rates, changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest overseas. These effects may be mitigated by the global nature of both the company's sales and production activities.

The company has a substantial investment in intellectual properties-consisting of patents, trademarks, copyrights, and trade secrets-and relies significantly on the protection these intellectual property rights provide. Accordingly, the company aggressively protects these rights and may become involved in issues of infringement or theft by third parties from time to time and related counterclaims by such third parties. The company has become involved as a defendant in an intellectual property lawsuit and could become involved in others. Litigation can be unpredictable and costly. It is possible that an unfavorable outcome in a suit related to intellectual property could be material to the company's financial position or results of operations.

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

Many of the company's products are sold in competition with other products or technologies. Actions of competitors could affect the company's operating results. For example, several companies have begun marketing PPTC circuit protection devices similar to some of the PolySwitch Division's products. In addition, operating results are subject to fluctuations in demand and the seasonal activity of certain product lines. A shortfall in revenue could also result from a number of other factors, including but not necessarily limited to, overall economic conditions, lower than expected demand, or supply constraints. In addition, changes in geographic or product mix may impact gross profits. A substantial amount of the company's revenues are realized through orders and shipments booked within a quarter, and the backlog at the end of any quarter may not be predictive of the financial results for the following quarter.

The company from time to time identifies expectations such as growth, profitability, cash flow, capital spending, or inventory levels. In addition, the company periodically identifies financial targets for the company, for specific divisions of the company, and, within divisions, for heartland and growth platform businesses. These expectations and targets constitute goals, not projections or assured results. The ability to achieve such targets is subject to a variety of factors, including, but not necessarily limited to, those identified above.

Because of the foregoing factors, in addition to other factors that affect the company's operating results and financial position, past financial performance or management's expectations should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, as well as broader market trends, could have an adverse impact on the company's stock price.

The company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On September 26, 1996, the Ninth Circuit Court of Appeals affirmed the dismissal by the United States District, Northern District of California, of related lawsuits filed against the company on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, Tri-Systems, and Tracer Construction Company, and on June 29, 1993, Unit Process Company; Brock Easley, Inc.; Bylin Heating Systems, Inc.; and Fluid Flow Control Contractors v. Raychem Corporation; Debenham Electrical Supply Company, Inc.; and K.V.A. Electrical Supply Corp. Four similar state actions brought by the plaintiffs which have been consolidated in the Superior Court of San Mateo County, California, and the District Court of Jefferson County, Colorado, had been stayed pending resolution of the Ninth Circuit appeal. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1996.

On August 27, 1993, Elo TouchSystems, Inc. sued The Graphics Technology Company in the U.S. District Court, Eastern District of Tennessee, Civil Action No. 3-93-CV-508, Elo TouchSystems, Inc. (f/k/a/ Elographics, Inc.) v. The Graphics Technology Company, Inc., a/k/a Touch Technology, Inc., alleging infringement of certain Elo TouchSystems' United States patents. In December 1995, MicroTouch Systems, Inc. and MicroTouch Resistive Products, Inc. were added as party defendants. On March 19, 1996, Civil Action No. 3-96-CV-419, Peptek, Inc. and MicroTouch Systems, Inc. v. Elo TouchSystems, Inc., originally filed in the United States District Court for Massachusetts, was transferred and consolidated with the District Court action in Tennessee. The complaint in the Massachusetts action seeks unspecified damages and injunctive relief based on allegations that Elo TouchSystems, Inc. is infringing certain patents of the plaintiffs.


ITEM 5:  OTHER INFORMATION

On August 19, 1996, the company appointed Timothy J. Burch to the position of Vice President of Human Resources, effective October 1, 1996. He will be responsible for managing Raychem's worldwide human resource network and will report directly to Richard A. Kashnow, President and CEO.

Joseph G. Wirth, Senior Vice President and Chief Technical Officer, announced his intention to retire from Raychem in December 1996. A search is underway to fill this position. Separately, Michael T. Everett, Senior Vice President, announced his intention to leave the company in December 1996.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Index to Exhibits

      EXHIBIT NO.             DESCRIPTION
      -----------             -----------
      4(d)        Credit Agreement dated as of September 12, 1996
      10(z)       Consulting Agreement dated as of August 16, 1996, between
                  the company and Isaac Stein and Waverley Associates, Inc.
      27          Financial Data Schedule


      (b)     Reports on Form 8-K
               None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RAYCHEM CORPORATION
                                             ---------------------------
                                                  (Registrant)


Date: November 7, 1996                       /s/   RAYMOND J. SIMS
      -------------------                    ---------------------------
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