Form 10-Q
period 1996-12-31
RAYCHEM CORP
filed 1997-02-13
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

As of January 22, 1997, the registrant had outstanding 44,669,128 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                             Page Number
                                                             -----------
PART I. FINANCIAL INFORMATION

  Item 1:  Financial Information

   Consolidated Condensed Statements of Income -
   Three and Six Months Ended December 31, 1996 and 1995            1

   Consolidated Condensed Balance Sheets -
   December 31, 1996, and June 30, 1996                             2

   Consolidated Condensed Statements of Cash
   Flows - Six Months Ended December 31, 1996 and 1995              3

   Notes to Consolidated Condensed Financial
   Statements                                                      4-6

  Item 2: Management's Discussion and Analysis
         of Financial Condition and Results of Operations          7-15


PART II. OTHER INFORMATION

  Item 1:  Legal Proceedings                                        16

  Item 4:  Submission of Matters to a Vote of Security Holders    17-18

  Item 5:  Other Information                                        18

  Item 6:  Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                          19

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                               Three Months Ended                Six Months Ended
                                                   December 31,                     December 31,
                                         ----------------------------     -----------------------------
                                              1996            1995             1996             1995
                                         ------------    ------------     ------------     ------------
Revenues                                 $    441,047    $    411,051     $    871,358     $    821,566
Cost of goods sold                            215,681         196,661          424,757          391,575
Research and development expense               29,501          30,511           59,587           60,555
Selling, general, and administrative
   expense                                    128,601         134,122          248,176          256,582
Equity in net losses of affiliated
   companies                                     --            18,234             --             28,860
Interest expense, net                             256           2,716            2,185            6,016
Other expense (income), net                     4,902          (6,504)         (14,136)          (2,773)
                                         ------------    ------------     ------------     ------------
Income before income taxes                     62,106          35,311          150,789           80,751

Provision for income taxes                      9,671          10,209           25,634           23,219
                                         ------------    ------------     ------------     ------------
Net income                               $     52,435    $     25,102     $    125,155     $     57,532
                                         ============    ============     ============     ============
Average number of common
   shares and equivalents outstanding      46,119,060      45,856,806       46,106,229       45,381,290
                                         ============    ============     ============     ============
Earnings per common share                $       1.14    $       0.55     $       2.71     $       1.27
                                         ============    ============     ============     ============
Dividends per common share               $       0.10    $       0.08     $       0.20     $       0.16
                                         ============    ============     ============     ============

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                (UNAUDITED)
                                                            DECEMBER 31, 1996  June 30, 1996
                                                            -----------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   136,943     $   224,115
   Accounts receivable, net                                         322,520         308,341
   Inventories:
      Raw materials                                                  89,584          86,562
      Work in process                                                53,475          50,965
      Finished goods                                                105,341          91,796
                                                                -----------     -----------
   Total inventories                                                248,400         229,323

   Prepaid taxes                                                     55,520          50,312
   Other current assets                                              76,910          95,765
                                                                -----------     -----------
Total current assets                                                840,293         907,856

Property, plant, and equipment                                    1,123,687       1,104,646
   Less accumulated depreciation and amortization                   641,389         613,207
                                                                -----------     -----------
Net property, plant, and equipment                                  482,298         491,439

Other assets                                                        152,408         151,321
                                                                -----------     -----------
TOTAL ASSETS                                                    $ 1,474,999     $ 1,550,616
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                       $    34,336     $    35,011
   Accounts payable                                                  78,811          69,230
   Other accrued liabilities                                        158,793         199,172
   Income taxes                                                      28,432          27,721
   Current maturities of long-term debt                               6,547         119,618
                                                                -----------     -----------
Total current liabilities                                           306,919         450,752

Long-term debt                                                      147,607         148,352
Deferred income taxes                                                25,976          23,722
Other long-term liabilities                                          83,731          80,422
Minority interests                                                    7,691           6,162
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                     --              --
   Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 44,951,611 and 44,890,881 shares, respectively         44,952          44,891
   Additional contributed capital                                   410,820         408,866
   Retained earnings                                                456,097         361,876
   Currency translation                                              24,383          25,137
   Treasury Stock, at cost (408,706 and 115,753 shares,
      respectively)                                                 (33,889)         (8,630)
   Other                                                                712           9,066
                                                                -----------     -----------
Total stockholders' equity                                          903,075         841,206
                                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,474,999     $ 1,550,616
                                                                ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31 (IN THOUSANDS)                                1996          1995
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $ 125,155     $  57,532
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Payments for restructuring and divestitures                          (8,286)       (1,833)
      Equity in net losses of affiliated companies                           --          28,860
      Net loss on disposal of other property, plant, and equipment          1,022           750
      Gain on sale of investment                                          (23,601)         (584)
      Depreciation and amortization                                        40,481        39,429
      Deferred income tax provision                                         2,551            63
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures:
         Accounts receivable                                               (9,928)       (4,172)
         Inventories                                                      (17,184)       (6,035)
         Accounts payable and accrued liabilities                         (19,268)       (9,092)
         Income taxes                                                      (6,645)        6,298
         Other assets and liabilities                                       7,394         8,517
                                                                        ---------     ---------
Net cash provided by operating activities                                  91,691       119,733
                                                                        ---------     ---------
Cash flows from investing activities:
   Investment in property, plant, and equipment                           (32,483)      (43,078)
   Disposition of property, plant, and equipment                           16,039           841
   Advances to affiliated companies                                          --         (26,400)
   Proceeds from sale of investments and other                             27,538         3,124
   Purchase of investment                                                  (7,500)         --
                                                                        ---------     ---------
Net cash provided by (used in) investing activities                         3,594       (65,513)
                                                                        ---------     ---------
Cash flows from financing activities:
   Net payment of short-term debt                                          (8,639)         (833)
   Proceeds from long-term debt                                            11,384          --
   Payments of long-term debt                                            (124,403)       (1,148)
   Common Stock issued under employee
      benefit plans                                                        30,223        33,725
   Common Stock repurchased                                               (76,437)      (25,047)
   Proceeds from repayments of stockholder notes receivable                   101           314
   Cash dividends                                                          (8,971)       (7,069)
                                                                        ---------     ---------
Net cash used in financing activities                                    (176,742)          (58)
                                                                        ---------     ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                    (5,715)       (3,239)
                                                                        ---------     ---------
(Decrease) increase in cash and cash equivalents                          (87,172)       50,923
Cash and cash equivalents at beginning
   of period                                                              224,115       118,067
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $ 136,943     $ 168,990
                                                                        =========     =========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                $   5,594     $  10,290
   Income taxes (net of refunds)                                           24,857        12,401

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1996 and 1995, the financial position as of December 31, 1996, and the cash flows for the six months ended December 31, 1996 and 1995. The June 30, 1996 balance sheet included is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the fiscal 1997 financial statement presentation.


BUSINESS SEGMENTS

Revenues and operating income (loss) by business segment are as follows:

                                                  in thousands
                              --------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                    December 31,               December 31,
                              -----------------------    -----------------------
                                 1996          1995         1996          1995
                              ---------     ---------    ---------     ---------
Revenues
   Electronics                $ 185,148     $ 158,835    $ 362,069     $ 316,690
   Industrial                   143,728       140,598      278,907       280,417
   Telecommunications           112,171       111,618      230,382       224,459
                              ---------     ---------    ---------     ---------
      Total revenues          $ 441,047     $ 411,051    $ 871,358     $ 821,566
                              =========     =========    =========     =========

Operating income (loss)
   Electronics                $  36,530     $  26,206    $  72,595     $  57,372
   Industrial                    33,590        26,666       64,171        57,603
   Telecommunications            18,118        21,782       44,591        45,367
   Corporate                    (20,974)      (24,897)     (42,519)      (47,488)
                              ---------     ---------    ---------     ---------
      Total operating income  $  67,264     $  49,757    $ 138,838     $ 112,854
                              =========     =========    =========     =========

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

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and anticipated transactions totaled $0.1 million loss and $1.4 million gain for the three months ended December 31, 1996 and 1995, respectively. Gains and losses from forward exchange contracts totaled $0.4 million loss and $4.1 million gain for the six months ended December 31, 1996 and 1995, respectively. The company incurred total foreign exchange transaction and translation losses of $0.8 million and $0.6 million for the three months ended December 31, 1996 and 1995, respectively. Total foreign exchange transaction and translation losses were $1.3 million and $1.7 million for the six months ended December 31, 1996 and 1995, respectively. These realized and unrealized gains and losses are included in "Other expense (income), net." The total amount of foreign exchange exposure hedged was $119 million at December 31, 1996. The company hedges exposures that arise from trade and intercompany receivables and payables (including anticipated transactions), loans in non-functional currencies, and net monetary assets in certain foreign countries with the U.S. dollar as functional currency.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at December 31, 1996, included $6 million in net intercompany payables in non-functional currencies and $3 million in net monetary assets in foreign countries with the U.S. dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $44 million in the third quarter of 1996 as the company moved to simplify and lower the costs of its operations. All of the charges, with the exception of net $4 million in asset writedowns, are cash in nature and are expected to be substantially incurred in 1997 and funded through operating cash flows. Approximately 700 positions will be eliminated, some portion of which may be replaced elsewhere. As of December 31, 1996, approximately 500 employees have separated from the company as a result of the restructuring.

The following table sets forth the company's restructuring reserves as of December 31, 1996:

                                                  Restructuring Reserves
                                                  ----------------------
                               Employee       Asset
                              Severance    Writedowns     Leases       Other         Total
                              ---------    ---------     --------     --------     --------
                                                    (in thousands)
Reserve Balances,
   June 30, 1996 (Audited):    $ 23,733     $  1,046     $    827     $    700     $ 26,306

   Adjustment to reserve           --           (246)         (21)         267         --
   Cash payments                 (7,886)        --           (128)        (272)      (8,286)
   Non-cash items                  (387)         (79)        --           --           (466)
                               --------     --------     --------     --------     --------
RESERVE BALANCES,
DECEMBER 31, 1996:             $ 15,460     $    721     $    678     $    695     $ 17,554
                               ========     ========     ========     ========     ========

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at December 31, 1996, was $5 million. Gross unrealized holding gains were $3 million and are included in the "Other" component of stockholder's equity.

REPURCHASE OF COMMON STOCK

In April 1996, as part of the company's continuing plan to purchase its shares to meet employee benefit plan commitments, the Board of Directors authorized the company's management, at its discretion, to repurchase up to 2.0 million shares of the company's stock during any one fiscal year, effective July 1, 1996. An authorization to repurchase an additional 0.5 million shares under unusual circumstances was removed by the Board of Directors in December 1996. During the three months ended December 31, 1996, the company repurchased 600,000 shares and subsequently reissued 428,880 shares, leaving 408,705 shares in treasury stock at December 31, 1996.

GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property, which gain is included in "Other expense (income), net."

CONTINGENCIES

The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company sells its products into applications (including, for example, aerospace and automotive) where product liability issues could be material. The company maintains insurance to cover product liability and certain other claims in excess of deductibles.

Additionally, the company has been named, among others, as a potentially responsible party in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At all of the sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at these sites.

Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company vigorously defends itself against pending claims and legal proceedings.


SUBSEQUENT EVENTS

On January 15, 1997, the company's Board of Directors increased the quarterly cash dividend 40% to $0.14 per share of Common Stock, payable on March 12, 1997, to stockholders of record as of February 12, 1997.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

-------------------------------------------------------------------------------
                                            Three months ended Six months ended
                                                December 31,      December 31,
(in millions, except per share data)           1996     1995     1996     1995
-------------------------------------------------------------------------------
Revenues                                       $441     $411     $871     $822
-------------------------------------------------------------------------------
Constant currency revenue growth                 9%       5%       8%       6%
-------------------------------------------------------------------------------
Gross profit as a percent of revenues           51%      52%      51%      52%
-------------------------------------------------------------------------------
Selling, general, and administrative (SG&A)
  expense as a percent of revenues              29%      33%      28%      31%
-------------------------------------------------------------------------------
Net income                                     $ 52     $ 25     $125     $ 58
-------------------------------------------------------------------------------
Net income per common share                   $1.14    $0.55    $2.71    $1.27
-------------------------------------------------------------------------------

Revenues for the second quarter of fiscal 1997 were $441 million, up 7% from revenues of $411 million reported for the year-ago period. Revenue growth was 9% on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period).

Gross profit was 51% for the second quarter of 1997, down slightly from a year ago. SG&A expense as a percent of revenues declined to 29% in the second quarter of 1997. The reduction in SG&A costs was largely the result of restructuring and other actions taken in the prior year to reduce operating costs. Management is focused on further reductions of SG&A costs as a percent of revenues.

Raychem's "ongoing" pretax income for the second quarter of 1997 increased to $68 million from $59 million in the comparable prior-year period. Raychem's results are summarized as follows:

-------------------------------------------------------------------------------------
                                               Three months ended    Six months ended
                                                   December 31,        December 31,
(in millions)                                     1996      1995      1996      1995
-------------------------------------------------------------------------------------
Core business:
  "Ongoing" pretax income                        $  68     $  59     $ 133     $ 116
-------------------------------------------------------------------------------------
  Severance and plant consolidation costs           (6)      (12)       (6)      (12)
-------------------------------------------------------------------------------------
  Gain on sale of assets                            --        --        23        --
-------------------------------------------------------------------------------------
  Shareholder lawsuit insurance settlement          --         7        --         7
-------------------------------------------------------------------------------------
Core business pretax income                         62        54       150       111
-------------------------------------------------------------------------------------
Income taxes                                        10        10        25        23
-------------------------------------------------------------------------------------
Core net income                                     52        44       125        88
-------------------------------------------------------------------------------------
Equity in net loss of Ericsson Raynet               --       (19)       --       (30)
-------------------------------------------------------------------------------------
Net income                                       $  52     $  25     $ 125     $  58
-------------------------------------------------------------------------------------

During the second quarter of 1997, the company incurred approximately $6 million in severance and plant consolidation costs. The results for the year-ago quarter included a net $5 million of nonrecurring charges, reflecting a $6.6 million gain (included in "Other expense (income), net") from an insurance settlement arising from a previous shareholder lawsuit, offset by $12 million of charges incurred from severance and other related actions.

The results for the six months ended December 31, 1996, included a $23 million pretax gain arising from the sale of a portfolio of patents and intellectual property (included in "Other expense (income), net").

The estimated annual effective income tax rate was 17% for the six months ended December 31, 1996, down from 18% in the prior quarter and 21% for the year-ago period. The decrease from the prior year results primarily from anticipated improvement in fiscal 1997 U.S. profitability enabling the utilization of prior years' U.S. deferred deductions.

Through December 31, 1995, the company accounted for the Ericsson Raynet joint venture under the equity method of accounting. Effective January 1, 1996, the joint venture agreement was amended. As a result, the company's interest in the joint venture is now accounted for using the cost basis of accounting and the company no longer shares in the ongoing operating losses of the joint venture.

SEGMENT OPERATIONS

The following discussion of the results of operations is based on the company's business segments--electronics, industrial, telecommunications, and corporate (referred to collectively as the "core business"). Certain amounts previously reported as corporate segment costs, notably certain legal and patents and information technology costs, are now being allocated to the business segments. Accordingly, previously reported operating income for the segments has been restated to conform to the fiscal 1997 presentation.

Electronics

--------------------------------------------------------------------
                                 Three months ended Six months ended
                                     December 31,     December 31,
(dollars in millions)               1996     1995     1996     1995
--------------------------------------------------------------------
Revenues                            $185     $159     $362     $317
--------------------------------------------------------------------
Constant currency revenue growth     19%       8%      17%       9%
--------------------------------------------------------------------
Operating income                    $ 37     $ 26     $ 73     $ 57
--------------------------------------------------------------------

During the second quarter, the company combined the leadership of the Electronics and PolySwitch divisions to strengthen the company's presence in growth markets and with the aim to lower ongoing costs. The electronics business segment, including the Electronics, PolySwitch, and Elo TouchSystems businesses, experienced strong revenue growth for the second quarter of 1997. Sales of PolySwitch devices rose approximately 26% with strong growth across all product families. Unit volume for PolySwitch devices increased approximately 50% over the year-ago quarter, while prices declined approximately 8%. Electronics' sales to other OEM customers grew 7% due to improved conditions in commercial markets; sales were strong in North America, and were essentially flat in Europe. Elo TouchSystems' revenues now include TouchPanel Systems, a Japanese joint venture, previously accounted for under the equity method. Elo TouchSystems' revenues increased 17% from the year-ago quarter on a comparable basis, led by significant growth in North America. Operating income in the Electronics business segment was $37 million in the second quarter of 1997, up $11 million from the year-ago quarter. Revenues and operating income for the six months ended December 31, 1996, increased from the year-ago period, reflecting continued revenue growth and relatively lower costs.

Industrial

--------------------------------------------------------------------
                                 Three months ended Six months ended
                                     December 31,      December 31,
(dollars in millions)               1996     1995     1996     1995
--------------------------------------------------------------------
Revenues                            $144     $141     $279     $280
--------------------------------------------------------------------
Constant currency revenue growth      4%       4%       2%       6%
--------------------------------------------------------------------
Operating income                    $ 34     $ 27     $ 64     $ 58
--------------------------------------------------------------------

Revenues in the industrial business segment, including the Chemelex and Electrical Products divisions, grew to $144 million in the second quarter of 1997, up 4% on a constant currency basis from the prior year's second quarter. Chemelex Division sales grew 6% from the year-ago quarter. Sales of heat-tracing products more than offset a slight decline in the division's corrosion-protection business. Electrical Products Division revenues were down slightly from a year ago. The division had sales growth across most of its business, but these gains continue to be offset by lower surge arrester sales. Industrial business segment operating income increased in the second quarter of 1997 to $34 million from $27 million in the prior-year quarter. These results include approximately $2 million in severance and plant consolidation costs in the current quarter and $6 million in such charges in the year-ago quarter. Industrial segment revenues for the six months ended December 31, 1996, remain essentially unchanged from the comparable prior-year period. Operating income for the six months ended December 31, 1996, increased slightly reflecting lower operating costs in the current period.

Telecommunications

--------------------------------------------------------------------
                                 Three months ended Six months ended
                                     December 31,     December 31,
(dollars in millions)               1996     1995     1996     1995
--------------------------------------------------------------------
Revenues                            $112     $112     $230     $224
--------------------------------------------------------------------
Constant currency revenue growth      1%       2%       3%       2%
--------------------------------------------------------------------
Operating income                    $ 18     $ 22     $ 45     $ 45
--------------------------------------------------------------------

Telecommunications business segment revenues were $112 million, essentially unchanged from year-ago levels. Sales of transmission electronics products and fiber closures grew solidly in the second quarter of 1997. However, these gains were offset by continued sales declines in copper closures and lower sales in Latin America. Operating income declined to $18 million from $22 million in the prior year. A mix shift to lower margin products and an adverse geographic mix depressed the quarter's operating income. Revenues for the six months ended December 31, 1996, increased due to strong sales of transmission electronics products in the first quarter of 1997. Operating income for the six months ended December 31, 1996, remained unchanged from the prior-year period.

Corporate

----------------------------------------------------------------------------
                                     Three months ended     Six months ended
                                        December 31,          December 31,
(dollars in millions)                   1996    1995          1996    1995
----------------------------------------------------------------------------
Operating loss                          $(21)   $(25)         $(43)   $(47)
----------------------------------------------------------------------------

Corporate segment operating loss for the second quarter of 1997 decreased to $21 million from $25 million in the year-ago quarter due to lower general and administrative costs resulting, in part, from headcount reductions. These results include approximately $3 million in severance costs in both the current and the comparable year-ago quarter.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the company had $137 million in cash and cash equivalents, $457 million in committed credit facilities (of which $9 million were utilized), and $180 million in various uncommitted credit facilities (of which $58 million were utilized). The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy the company's needs for working capital, normal capital expenditures, and anticipated dividends.

The following table presents certain measures of liquidity and capital resources:

-------------------------------------------------------------------------------
                                                       DECEMBER 31,    June 30,
(dollars in millions)                                      1996          1996
-------------------------------------------------------------------------------
Debt net of cash                                           $ 52          $ 79
-------------------------------------------------------------------------------
Debt net of cash as a percent of stockholders' equity        6%            9%
-------------------------------------------------------------------------------
Days of sales outstanding                                    62            60
-------------------------------------------------------------------------------
Days of inventory on hand                                   104           104
-------------------------------------------------------------------------------

Receivables as measured by the number of days of sales outstanding increased slightly, but are within an acceptable range given the geographic mix of countries involved.

Inventory as measured by the number of days of inventory on hand increased to 104 at December 31, 1996, from 101 at September 30, 1996, and remained unchanged from June 30, 1996. The company will continue to focus its efforts on reducing inventory levels.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

---------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31 (dollars in millions)     1996      1995
---------------------------------------------------------------------
Cash provided by (used in):
  Operating activities                                $  92     $ 120
  Investing activities                                    4       (66)
  Financing activities                                 (177)       (0)
Effect of exchange rate changes on
  cash and cash equivalents                              (6)       (3)
---------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents       $(87)    $  51
---------------------------------------------------------------------

OPERATING ACTIVITIES

Cash flows from operating activities for the six months ended December 31, 1996, decreased from the comparable period in the prior year. This resulted primarily from improved profits, offset by increased cash payments made for accrued bonus, income taxes and severance liability, and increases in inventory.

Bell South Enterprises Inc. (BSE) had financed a portion of the software development work at Raynet, when Raynet was a wholly-owned subsidiary of Raychem. In conjunction with the creation of the Ericsson Raynet joint venture, the company made a final payment to BSE of $10 million in November 1996. In addition, BSE is entitled to receive a portion of any distribution that Raychem receives from the Ericsson Raynet joint venture.

INVESTING ACTIVITIES

Cash flows from investing activities increased significantly, becoming a positive cash inflow for the six months ended December 31, 1996.

Investments in property, plant, and equipment totaled $32 million and $43 million in the six months ended December 31, 1996 and 1995, respectively. Although capital expenditures were down during the first six months of 1997, spending for the fiscal year is expected to be approximately $85-$90 million. Cash flows from dispositions of property, plant, and equipment increased in the six months ended December 31, 1996, principally due to the collection of proceeds from the sale of the former Walter Rose land and buildings in Germany and the sale of the plastic pipe coupling business assets.

The company had made advances to Ericsson Raynet of approximately $26 million in the six-month period of the prior year. The Ericsson Raynet joint venture was reconfigured effective January 1, 1996. As a result of the reorganization, the company is no longer required to make advances for ongoing Ericsson Raynet operating losses.

In early October 1996, the company received $25 million from the sale of a portfolio of patents and related intellectual property.

The company invested $7.5 million in Superconducting Core Technologies, Inc.
(SCT) in the first quarter of 1997. The company is the exclusive distributor of SCT's cryoelectronic receiver front-end products for wireless base stations.

FINANCING ACTIVITIES

In the first quarter of 1997, the company prepaid the balance of the syndicated term loan agreement, amounting to $118 million, which was classified as "Current maturities of long-term debt" at June 30, 1996. In addition, the company replaced its $250 million four-year revolving credit facility with a new $400 million five-year revolving credit facility. The new credit facility has more favorable pricing and covenants than the previous facility.

In April 1996, as part of the company's continuing plan to purchase its shares to meet employee benefit plan commitments, the Board of Directors authorized the company's management, at its discretion, to repurchase up to 2.0 million shares of the company's stock during any one fiscal year, effective July 1, 1996. An authorization to repurchase an additional 0.5 million shares under unusual circumstances was removed by the Board of Directors in December 1996. During the six months ended December 31, 1996, the company repurchased 1 million shares at a cost of $76 million. In addition, the company received $30 million from the issuance of Common Stock to employees participating under various employee benefit plans.

The company's Board of Directors has increased the quarterly dividend 40% to $0.14 per share payable on March 12, 1997, to stockholders of record as of February 12, 1997.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements made in this management's discussion and analysis or elsewhere in this report, or other communications (including press releases and analyst conference calls), that are not statements of historical fact are forward-looking statements, including without limitation those relating to anticipated reductions in SG&A rates, anticipated income tax rates and discrete tax benefits, anticipated inventory levels, anticipated capital spending rates, sufficiency of the company's cash and cash flows to meet expected needs, litigation matters, productivity improvements, reorganization actions and cost savings, future earnings, and other financial and growth commitments, targets or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

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

The company continues to work to improve operational efficiency and productivity, and to reduce costs, and is implementing organizational changes in many areas of the company. For example, the company is redesigning worldwide logistics operations and is examining manufacturing operations to achieve efficiencies through sharing of "back-end" resources. The company is also in the process of merging the management and certain operations of the former Electronics and PolySwitch divisions and is also evaluating certain management, operational and sales channel combinations between other divisions in order to achieve operational efficiencies and to increase the opportunities for sales growth. In addition, the company is engaged in an extensive review of its research and development activities.

These actions are likely to result in restructuring charges in the third quarter. The company's operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new organizational and operating structures and to the outsourcing of some activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company has initiated a review of its research and development activities.

The company remains committed to continued internal research and development efforts, although the company will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's strategy. In addition, the company may enter into arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the company's research and development efforts, acquisitions of new technologies and products, or arrangements with third parties is not always predictable and there is no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

As a result of the Ericsson Raynet reorganization, effective January 1, 1996, Raychem no longer shares in the ongoing operating losses of the joint venture. While there is the potential for some future charges related to warranty claims, the company believes that Ericsson Raynet's existing warranty reserves are adequate.

The income tax provision is determined by the level of profitability and the tax jurisdiction in which profits are generated. The geographic distribution and level of profitability are difficult to predict and may vary from forecasts, which could result in changes in the estimated annual effective tax rate during the fiscal year. In addition, the company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. taxable income to utilize deductions and credits prior to their expiration. Management believes sufficient uncertainty exists regarding the realization of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance is periodically reassessed and may be adjusted depending on the company's outlook for future U.S. taxable income. In the third quarter of the fiscal year, the company develops its strategic plan and annual business plan. These plans will provide additional insight into the outlook for the company's future U.S. taxable income and, when combined with other factors (such as recent operating results), may serve as the basis for a reduction of the valuation allowance. Such a reduction in the valuation allowance would reduce the income tax provision by the reporting of a discrete tax benefit and by a reduction of the company's estimated annual tax rate.

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

In the past, supplies of certain raw materials the company uses have become limited, and it is possible that this may occur again in the future. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In such cases, disruptions of established supply channels could result in increased prices, rationing, and shortages. In response, the company tries to identify alternative materials and technologies for such raw materials and components and to develop alternative sources of supply. Although disruptions in the supply of raw materials and components have not been material in the past, such situations could adversely affect financial results.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various types of commercial claims, including, but not limited to, product liability, unfair competition, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. However, the company sells its products in several markets where product liability issues could be material including, for example, the aerospace and automotive markets. Litigation tends to be unpredictable and costly. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations.

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

The company has a substantial investment in intellectual properties--consisting of patents, trademarks, copyrights, and trade secrets--and relies significantly on the protection these intellectual property rights provide. Accordingly, the company aggressively protects these rights and may become involved in issues of infringement or theft by third parties from time to time and related counterclaims including unfair competition claims, by such third parties. The company has become involved as a defendant in intellectual property lawsuits and could become involved in others in the future. Litigation can be unpredictable and costly. It is possible that an unfavorable outcome in a suit related to intellectual property could be material to the company's financial position or results of operations.

The company maintains property, cargo, auto, product, general liability, and directors and officers liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the company's financial results depending on the nature of the loss, and the type and level of insurance coverage maintained by the company. From time to time, the company may reevaluate and change the types and levels of insurance coverage that it purchases. There can be no assurance that insurance coverage will continue to be available to the company under all circumstances at commercially reasonable rates, or if available, will be adequate in amount.

A portion of the company's research and development activities, its corporate headquarters, and other critical business operations are located near major earthquake faults. The ultimate impact of a major earthquake on the company, significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected. The company is predominantly not insured for losses and interruptions caused by earthquakes.

Many of the company's products are sold in competition with other products or technologies. Actions of competitors could affect the company's operating results. For example, several companies have begun marketing PPTC circuit protection devices similar to certain PolySwitch devices. In addition, operating results are subject to fluctuations in demand and the seasonal activity of certain product lines. A shortfall in revenue could also result from a number of other factors, including but not necessarily limited to, overall economic conditions, lower than expected demand, or supply constraints. In addition, changes in geographic or product mix may impact gross profits. A substantial amount of the company's revenues are realized through orders and shipments booked within a quarter, and the backlog at the end of any quarter may not be predictive of the company's financial results for the following quarter.

The company from time to time identifies its expectations and commitments for various financial and operating items, such as the company's growth, profitability, cash flow, capital spending, or inventory levels. In addition, the company periodically identifies financial targets for the company, for specific divisions of the company, and, within divisions, for heartland and growth platform businesses. These expectations, commitments, and targets constitute goals, not projections or assured results. The ability to achieve such expectations, commitments, and targets is subject to a variety of factors, including, but not necessarily limited to, those identified above.

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

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On September 26, 1996, the Ninth Circuit Court of Appeals affirmed the dismissal by the United States District, Northern District of California, of related lawsuits filed against the company on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, et al., and on June 29, 1993, Unit Process Company, et al.
v. Raychem Corporation, et al. Four similar state actions brought by the plaintiffs, which had previously been consolidated in the Superior Court of San Mateo County, California, and the District Court of Jefferson County, Colorado, had been stayed pending resolution of the Ninth Circuit appeal. The plaintiffs have agreed to consolidate all of these state court actions in the Superior Court of San Mateo County, California. The company has a motion pending to dismiss this lawsuit. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1996.

On December 17, 1996, the International Chamber of Commerce in Paris issued a decision in the arbitration proceeding initiated against the company on August 28, 1995, by Bourns AG, a subsidiary of Bourns, Inc. In this arbitration proceeding, Bourns was seeking damages in excess of $2.8 million for alleged breach of a private brand agreement. In the decision, the arbitrators awarded Bourns an immaterial amount of damages on certain of Bourns' claims (plus accrued interest on such amount), dismissed all other claims made by Bourns, and required Bourns to pay two-thirds of the costs of the arbitration. Other litigation between the company and Bourns, described in the company's annual report on Form 10-K for the year ended June 30, 1996, remains pending.

In December 1996, all remaining defendants in West County Landfill, Inc., et al.
v. Raychem Corporation, et al. entered into a settlement agreement with the plaintiffs ending this litigation. The executed settlement agreement will take effect upon the satisfaction of three contingencies set forth in the agreement, only one of which remains to be satisfied. The company believes that this remaining contingency will be satisfied on the schedule set forth in the settlement agreement. However, the possibility exists that this contingency will not be satisfied and that the settlement agreement will become null and void. Pursuant to the settlement agreement, Raychem will pay an immaterial amount toward the post-closure costs of the hazardous waste portion of the West County Landfill. Under the settlement agreement, both plaintiffs and defendants grant mutual releases of all present and future claims related to the hazardous waste portion of the West County Landfill. Additional information regarding this litigation was previously disclosed in the company's annual report on Form 10-K for the year ended June 30, 1996.

On January 16, 1997, a jury in St. Louis awarded a $2.9 million judgment against the company in Crestwood Plaza v. Raychem Corporation, Case Number 674475, Circuit Court of the County of St. Louis, Missouri. The case involved a product liability claim related to the Ferex product, a product line divested by the company in February 1989. The company intends to appeal the judgment. A portion of the judgment is covered by insurance.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On November 1, 1996,  the company held its Annual Meeting of the
      Stockholders.

(b)   The following Directors were elected:

                                                   Votes
            Name                 Votes For       Withheld
            ----                 ---------       --------
            Richard Dulude      33,326,447        103,428
            James F. Gibbons    33,326,512        103,363
            Richard A. Kashnow  33,325,622        104,252
            John P. McTague     33,326,512        103,363
            Dean O. Morton      33,326,173        103,702
            Isaac Stein         33,299,897        129,978
            Chang-Lin Tien      33,310,605        119,270
            Cyril J. Yansouni   33,326,485        103,390

(c)   The following other matters were voted upon:

      1. Approval of amendment to the company's Amended and Restated 1984 Employee Stock Purchase Plan and Amended and Restated 1985 Supplemental Employee Stock Purchase Plan to increase by 1,000,000 shares the aggregate number of shares issuable under each plan.

                  Affirmative Votes:        29,087,578
                  Negative Votes:            1,446,257
                  Abstentions:                  65,128

      2. Approval of amendment to the company's Amended and Restated 1984 Employee Stock Purchase Plan and Amended and Restated 1985 Supplemental Employee Stock Purchase Plan to modify the requisite vote for stockholder approval to conform to the Company's other employee benefit plans.

                  Affirmative Votes:        29,265,530
                  Negative Votes:            1,260,185
                  Abstentions:                  73,248


      3. Approval of an amendment to the company's Amended and Restated 1990 Incentive Plan to increase by 2,800,000 shares the aggregate number of shares issuable under the plan.

                  Affirmative Votes:        18,071,555
                  Negative Votes:           12,458,899
                  Abstentions:                  68,509

      4. Approval of an amendment to the company's Amended and Restated 1990 Incentive Plan to increase the limit on the number of shares that may be granted to any participant in any one-year period to 500,000, and to include performance shares within that limit.

                  Affirmative Votes:        20,746,304
                  Negative Votes:           12,073,370
                  Abstentions:                  65,732

      5. Approval of the adoption of the company's 1996 Directors Stock Option Plan.

                  Affirmative Votes:        20,409,342
                  Negative Votes:           10,157,891
                  Abstentions:                 113,133

      6.    Approval of the adoption of the company's Officer Variable Pay
            Plan.
                  Affirmative Votes:        27,797,211
                  Negative Votes:            2,673,554
                  Abstentions:                 123,198

      7. Ratification of the appointment by the company's Board of Directors of Price Waterhouse LLP to audit the accounts of the company and its subsidiaries for the 1997 fiscal year.

                  Affirmative Votes:        33,304,052
                  Negative Votes:               73,312
                  Abstentions:                  52,510


ITEM 5:  OTHER INFORMATION

In December 1996, John McGraw, general manager of the newly merged Electronics and PolySwitch division, was named senior vice president. Mark Thompson, manager of development and advanced products for the new Electronics Division, was named vice president. Additionally, Karen Cottle was elected as vice president, general counsel and secretary. Peter Brooks, vice president, has now assumed responsibility for managing the Telecom Division's transmission electronics business. Separately, Christiane Midgley, vice president, left the company during the quarter.

While the company continues its search for a new technology officer, Richard A. Kashnow, President, CEO and Chairman of the Board, will take on the additional role of acting Chief Technology Officer.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Index to Exhibits

            EXHIBIT NO.       DESCRIPTION
            -----------       -----------
              10(aa)          Consulting Agreement dated as of December 12,
                              1996, between the company and James F. Gibbons

                27            Financial Data Schedule


      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RAYCHEM CORPORATION
                                                 (Registrant)


Date: February 13, 1997                   /s/   RAYMOND J. SIMS
     -------------------            --------------------------------------
                                                  Raymond J. Sims
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                          /s/   DEIDRA D. BARSOTTI
                                    ---------------------------------------
                                                Deidra D. Barsotti
                                                Vice President and
                                                    Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


 EXHIBIT NO.       DESCRIPTION
 -----------       -----------

   10(aa)          Consulting Agreement dated as of December 12,
                   1996, between the company and James F. Gibbons

     27            Financial Data Schedule