Form 10-Q
period 1997-03-31
RAYCHEM CORP
filed 1997-05-13
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 1997, the registrant had outstanding 43,626,022 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                         Page Number
                                                                         -----------
PART I. FINANCIAL INFORMATION
   Item 1:  Financial Information

     Consolidated Condensed Statements of Income -
     Three and Nine Months Ended March 31, 1997 and 1996 ...............       1

     Consolidated Condensed Balance Sheets -
     March 31, 1997, and June 30, 1996 .................................       2

     Consolidated Condensed Statements of Cash
     Flows - Nine Months Ended March 31, 1997 and 1996 .................       3

     Notes to Consolidated Condensed Financial
     Statements ........................................................      4-8

   Item 2:   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................      9-19


PART II. OTHER INFORMATION

   Item 1:  Legal Proceedings ..........................................      20

   Item 5:  Other Information ..........................................      21

   Item 6:  Exhibits and Reports on Form 8-K ...........................      21


SIGNATURES .............................................................      22

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                   (UNAUDITED)

                                                 Three Months Ended                       Nine Months Ended
                                                      March 31,                               March 31,
                                           -------------------------------       -------------------------------
                                               1997               1996               1997               1996
                                           ------------       ------------       ------------       ------------
Revenues ............................      $    427,878       $    417,819       $  1,299,236       $  1,239,385
Cost of goods sold ..................           218,996            207,577            643,753            599,152
Research and development expense ....            28,905             29,782             88,492             90,337
Selling, general, and administrative
   expense ..........................           117,762            121,868            365,938            378,450
Provision for restructuring and
   divestitures .....................            52,812             43,571             52,812             43,571
Loss on reorganization of
   Ericsson Raynet joint venture ....              --                2,103               --                2,103
Equity in net (income) losses of
   affiliated companies .............              --                 (843)              --               28,017
Interest expense, net ...............               675              1,867              2,860              7,883
Other expense (income), net .........               440                948            (13,696)            (1,825)
                                           ------------       ------------       ------------       ------------
Income before income taxes ..........             8,288             10,946            159,077             91,697
(Credit) provision for income taxes .           (60,165)           (30,762)           (34,531)            (7,543)
                                           ------------       ------------       ------------       ------------
Net income ..........................      $     68,453       $     41,708       $    193,608       $     99,240
                                           ============       ============       ============       ============

Average number of common shares
   and equivalents outstanding.......            46,043             46,680             46,085             45,814
                                           ============       ============       ============       ============
Net income per common share .........      $       1.49       $       0.89       $       4.20       $       2.17
                                           ============       ============       ============       ============

Dividends per common share ..........      $       0.14       $       0.10       $       0.34       $       0.26
                                           ============       ============       ============       ============


  See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                    (UNAUDITED)
                                                                      MARCH 31,          June 30,
                                                                        1997               1996
                                                                     -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   133,655       $   224,115
   Accounts receivable, net                                              318,010           308,341
   Inventories:
      Raw materials                                                       81,103            86,562
      Work in process                                                     57,146            50,965
      Finished goods                                                     101,602            91,796
                                                                     -----------       -----------
   Total inventories                                                     239,851           229,323

   Prepaid taxes                                                          61,509            50,312
   Other current assets                                                   84,770            95,765
                                                                     -----------       -----------
Total current assets                                                     837,795           907,856

Property, plant, and equipment                                         1,101,255         1,104,646
   Less accumulated depreciation and amortization                        639,542           613,207
                                                                     -----------       -----------
Net property, plant, and equipment                                       461,713           491,439

Deferred tax asset                                                       126,905            56,203
Other assets                                                              84,460            95,118
                                                                     -----------       -----------
TOTAL ASSETS                                                         $ 1,510,873       $ 1,550,616
                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                            $    37,292       $    35,011
   Accounts payable                                                       77,156            69,230
   Other accrued liabilities                                             194,415           199,172
   Income taxes                                                           39,505            27,721
   Current maturities of long-term debt                                    5,234           119,618
                                                                     -----------       -----------
Total current liabilities                                                353,602           450,752

Long-term debt                                                           137,739           148,352
Deferred income taxes                                                     24,480            23,722
Other long-term liabilities                                               80,764            80,422
Minority interests                                                         7,810             6,162
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                          --                --
   Common Stock, $1.00 par value
      Authorized: 72,150,000 shares
      Issued: 45,047,074 and 44,890,881 shares, respectively              45,047            44,891
   Additional contributed capital                                        413,364           408,866
   Retained earnings                                                     495,924           361,876
   Currency translation                                                   (3,464)           25,137
   Treasury Stock, at cost (503,169 and 115,753 shares,
      respectively)                                                      (43,512)           (8,630)
   Other                                                                    (881)            9,066
                                                                     -----------       -----------
Total stockholders' equity                                               906,478           841,206
                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,510,873       $ 1,550,616
                                                                     ===========       ===========

    See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



---------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31 (IN THOUSANDS)                                   1997            1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $ 193,608       $  99,240
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for restructuring and divestitures, net of payments          39,744          37,737
      Loss on reorganization of Ericsson Raynet joint venture                  --             2,103
      Equity in net losses of affiliated companies                             --            28,017
      Net loss on disposal of other property, plant, and equipment            1,858           2,265
      Gain on sale of investment                                            (23,601)         (1,151)
      Depreciation and amortization                                          58,757          58,556
      Deferred income tax credit                                            (65,850)        (37,390)
      Changes in certain assets and liabilities, net of effects from restructuring and divestitures, and joint venture
         reorganization:
         Accounts receivable                                                (17,507)        (19,646)
         Inventories                                                        (16,766)        (11,144)
         Accounts payable and accrued liabilities                            21,579           4,187
         Income taxes                                                        (7,009)         (6,366)
         Other assets and liabilities                                       (29,248)          7,291
                                                                          ---------       ---------
Net cash provided by operating activities                                   155,565         163,699
                                                                          ---------       ---------
Cash flows from investing activities:
   Investment in property, plant, and equipment                             (57,945)        (57,061)
   Disposition of property, plant, and equipment                             16,428           1,358
   Advances to affiliated companies                                            --           (33,001)
   Proceeds from sale of investments and other                               27,538           3,693
   Purchase of investment                                                    (7,500)         (2,044)
                                                                          ---------       ---------
Net cash used in investing activities                                       (21,479)        (87,055)
                                                                          ---------       ---------
Cash flows from financing activities:
   Net (payment of) proceeds from short-term debt                            (5,386)          4,466
   Proceeds from long-term debt                                              11,611              30
   Payments of long-term debt                                              (134,006)         (1,509)
   Common Stock issued under employee
      benefit plans                                                          52,577          59,587
   Common Stock repurchased                                                (128,351)        (64,719)
   Proceeds from repayments of stockholder notes receivable                     374             338
   Cash dividends                                                           (15,270)        (11,550)
                                                                          ---------       ---------
Net cash used in financing activities                                      (218,451)        (13,357)
                                                                          ---------       ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                      (6,095)         (5,461)
                                                                          ---------       ---------
(Decrease) increase in cash and cash equivalents                            (90,460)         57,826
Cash and cash equivalents at beginning
   of period                                                                224,115         118,067
                                                                          ---------       ---------
Cash and cash equivalents at end of period                                $ 133,655       $ 175,893
                                                                          =========       =========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                  $   7,944       $  13,957
   Income taxes (net of refunds)                                             31,795          26,921


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1997 and 1996, the financial position as of March 31, 1997, and the cash flows for the nine months ended March 31, 1997 and 1996. The June 30, 1996 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the fiscal 1997 financial statement presentation.

BUSINESS SEGMENTS

Beginning with the current fiscal quarter, the company's financial results will be reported as two business segments--electronics OEM and telecommunications/industrial. This method of reporting the company's financial results more closely reflects the company's lines of business.

The former electronics segment has been renamed the electronics OEM segment to reflect the fact that the customers primarily served by this business segment are original equipment manufacturers (OEM). This segment consists of the PolySwitch, Electronics, and Elo TouchSystems businesses.

The telecommunications/industrial segment consists of the newly formed Telecom/Electrical Products Division and the Chemelex Division. During the quarter, the former Telecom and Electrical Products Divisions were combined to achieve greater operational and sales efficiencies, and to capture synergies in the development of new closure products. This business segment serves industrial and commercial customers, including electric, gas and water utilities; industrial plants and pipelines; and the commercial construction, telecommunications and cable television industries.

Revenues and operating income (loss) by business segment are as follows:

                                                                  in thousands
                                        -----------------------------------------------------------------
                                              Three Months Ended                 Nine Months Ended
                                                   March 31,                          March 31,
                                        -----------------------------       -----------------------------
                                            1997              1996              1997              1996
                                        -----------       -----------       -----------       -----------
Revenues
     Electronics OEM                    $   188,128       $   174,296       $   550,197       $   490,986
     Telecommunications/Industrial          239,750           243,523           749,039           748,399
                                        -----------       -----------       -----------       -----------
        Total revenues                  $   427,878       $   417,819       $ 1,299,236       $ 1,239,385
                                        ===========       ===========       ===========       ===========
Operating income (loss) before
provision for restructuring and
loss on reorganization of
Ericsson Raynet joint venture
     Electronics OEM                    $    40,426       $    33,743       $   113,021       $    91,115
     Telecommunications/Industrial           42,933            45,977           151,695           148,947
     Corporate                              (21,144)          (21,128)          (63,663)          (68,616)
                                        -----------       -----------       -----------       -----------
        Total operating income          $    62,215       $    58,592       $   201,053       $   171,446
                                        ===========       ===========       ===========       ===========

                                                               in thousands
                                        ---------------------------------------------------------
                                           Three Months Ended               Nine Months Ended
                                                 March 31,                       March 31,
                                        -------------------------       -------------------------
                                           1997            1996           1997            1996
                                        ---------       ---------       ---------       ---------
Operating income (loss) including
provision for restructuring and
loss on reorganization of
Ericsson Raynet joint venture
     Electronics OEM                    $  27,956       $  20,180       $ 100,551       $  77,552
     Telecommunications/Industrial         11,471          18,500         120,233         121,470
     Corporate                            (30,024)        (25,762)        (72,543)        (73,250)
                                        ---------       ---------       ---------       ---------
        Total operating income          $   9,403       $  12,918       $ 148,241       $ 125,772
                                        =========       =========       =========       =========

INCOME TAXES

The estimated annual effective income tax rate was 13% for the nine months ended March 31, 1997, down from 17% in the prior quarter. A catch-up tax benefit of $6 million was reported in the quarter to adjust the year-to-date tax provision to the lower effective tax rate. The decrease in the effective tax rate from the prior quarter primarily resulted from the geographic distribution of the company's third quarter restructuring expense as compared to the geographic distribution of ongoing profits.

In the year-ago period, the tax rate was 14% down from 21% in the second quarter of the previous year. A catch-up tax benefit of $8 million was reported in the year-ago quarter to adjust the year-to-date tax provision to the lower effective tax rate. The decrease in the effective tax rate from the prior quarter primarily resulted from anticipated improvement in fiscal 1996 U.S. profitability enabling utilization of prior years' U.S. deferred deductions.

The company conducts its strategic planning and annual planning process during the second half of its fiscal year. Based on this updated outlook of future U.S. taxable income, the company reassessed the valuation allowance related to the deferred tax asset. As a result, the company recorded a third quarter discrete tax benefit of $55 million as compared to a discrete tax benefit of $25 million in the year-ago period.

RECENT ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted for the second quarter of fiscal 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

-----------------------------------------------------------------------------------------------
                                                      Three months ended    Nine months ended
                                                          March 31,             March 31,
                                                       1997       1996       1997       1996
-----------------------------------------------------------------------------------------------
Net income per common share - as reported            $   1.49   $   0.89   $   4.20   $   2.17
-----------------------------------------------------------------------------------------------
Basic net income per common share - pro forma        $   1.53   $   0.94   $   4.33   $   2.24
-----------------------------------------------------------------------------------------------
Diluted net income per common share - pro forma      $   1.48   $   0.89   $   4.20   $   2.16
-----------------------------------------------------------------------------------------------

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

FINANCIAL INSTRUMENTS

Gains and losses from forward exchange contracts used to hedge receivables and payables and anticipated transactions totaled $0.1 million loss and $0.8 million gain for the three months ended March 31, 1997 and 1996, respectively. Gains and losses from forward exchange contracts totaled $0.5 million loss and $4.8 million gain for the nine months ended March 31, 1997 and 1996, respectively. The company incurred total foreign exchange transaction and translation gains and losses of $0.9 million loss and $0.3 million gain for the three months ended March 31, 1997 and 1996, respectively. Total foreign exchange transaction and translation losses were $2.2 million and $1.4 million for the nine months ended March 31, 1997 and 1996, respectively. These realized and unrealized gains and losses are included in "Other expense (income), net." The total amount of foreign exchange exposure hedged was $103 million at March 31, 1997. The company hedges exposures that arise from trade and intercompany receivables and payables (including anticipated transactions), loans in non-functional currencies, and net monetary assets in certain foreign subsidiaries that have the U.S. dollar as functional currency.

The company has unhedged non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at March 31, 1997, included $5 million in net intercompany payables in non-functional currencies and $6 million in net monetary assets in foreign countries that have the U.S. dollar as functional currency.

RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $53 million in the third quarter of 1997 as the company announced several significant streamlining programs to consolidate manufacturing, combine sales forces and marketing functions, restructure research and development activities and discontinue certain products, resulting in asset writedowns and the elimination of approximately 500 positions (the 1997 restructuring). Approximately $35 million of the restructuring charge is cash in nature and is expected to be substantially incurred over the next 12 months and funded through operating cash flow. The remaining $18 million represents asset writedowns of inventory, facilities, and machinery and equipment related to discontinued products and consolidation of manufacturing and distribution activities.

The company incurred a pretax restructuring charge of $44 million in the third quarter of 1996 as the company moved to simplify and lower the costs of its operations (the 1996 restructuring). All of the charges, with the exception of net $4 million in asset writedowns, were, and continue to be, cash in nature and are expected to be substantially incurred in 1997 and funded through operating cash flows. Approximately 700 positions are expected to be eliminated, some portion of which may be replaced elsewhere. As of March 31, 1997, approximately 525 employees have separated from the company as a result of the 1996 restructuring.

The following table sets forth components of the company's "Provision for restructuring and divestitures" for the three and nine months ended March 31, 1997:

                                         Employee      Asset
                                           Costs     Writedowns      Leases     Other           Total
                                          -------    ----------     -------     -----          -------
                                                               (in thousands)
Employee severance and related costs      $35,533      $  --        $  --        $   --        $35,533
Discontinued products                        --          4,806         --            --          4,806
Machinery & equipment writedowns             --          5,075         --            --          5,075
Vacated buildings                            --          6,798          600          --          7,398
                                          -------      -------      -------      ------        -------
Provision for restructuring
      and divestitures:                   $35,533      $16,679      $   600      $   --        $52,812
                                          =======      =======      =======      ======        =======

The following table sets forth the company's restructuring reserves as of March 31, 1997:

                                                            Restructuring Reserves
                                                           ------------------------
                                    Employee        Asset
                                      Costs       Writedowns       Leases         Other          Total
                                    --------      ----------      --------       --------       --------
                                                               (in thousands)
Reserve Balances,
   June 30, 1996 (Audited):         $ 23,733       $  1,046       $    827       $    700       $ 26,306
   Provision for restructuring
     and divestitures                 35,533         16,679            600           --           52,812
   Adjustment to reserve                --             (246)           (21)           267           --
   Cash payments                     (12,330)          --             (323)          (491)       (13,144)
   Non-cash items                     (1,615)       (15,397)          (249)          (126)       (17,387)
                                    --------       --------        -------        -------        -------
RESERVE BALANCES,
MARCH 31, 1997:                     $ 45,321       $  2,082       $    834       $    350       $ 48,587
                                    ========       ========        =======        =======        =======

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at March 31, 1997, was $5 million. Net unrealized holding gains at March 31, 1997, were $1 million and are included in the "Other" component of stockholder's equity.

REPURCHASE OF COMMON STOCK

During the nine months ended March 31, 1997, the company repurchased 1,600,000 shares of the company's common stock and reissued 1,212,584 shares, leaving 503,169 shares in treasury stock at March 31, 1997.

GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property, which gain is included in "Other expense (income), net."

CONTINGENCIES
The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company intends to defend itself vigorously in these matters. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company sells its products into applications (including, for example, aerospace and automotive) where product liability issues could be material. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles.

Additionally, the company has been named, among others, as a potentially responsible party in administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. At all of these sites, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at these sites.

Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company vigorously defends itself against pending claims and legal proceedings.

SUBSEQUENT EVENTS

On April 16, 1997, the company's Board of Directors announced its regular quarterly dividend of $0.14 per share payable on June 11, 1997, to stockholders of record as of May 14.

Additionally, the Board of Directors authorized company's management, at its discretion, to repurchase up to 3.0 million shares of the company's stock during any rolling twelve-month period commencing on or after April 16, 1997, to offset the dilutive effects of the company's stock purchase and stock option plans. Management was previously authorized to repurchase up to 2.0 million shares during any fiscal year. Since the end of the third quarter, through May 5, 1997, the company has repurchased 1,100,900 shares of the company's common stock. The company has utilized a portion of its committed borrowing facilities to partially finance these share purchases.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

-----------------------------------------------------------------------------------------------
                                                  Three months ended       Nine months ended
                                                       March 31,                March 31,
(in millions, except per share data)              1997         1996         1997         1996
-----------------------------------------------------------------------------------------------
Revenues                                         $  428       $  418       $1,299       $1,239
-----------------------------------------------------------------------------------------------
Constant currency revenue growth                      6%          12%           7%           8%
-----------------------------------------------------------------------------------------------
Gross profit as a percent of revenues                49%          50%          50%          52%
-----------------------------------------------------------------------------------------------
Selling, general, and administrative (SG&A)
  expense as a percent of revenues                   28%          29%          28%          31%
-----------------------------------------------------------------------------------------------
Net income                                       $   68       $   42       $  194       $   99
-----------------------------------------------------------------------------------------------
Net income per common share                      $ 1.49       $ 0.89       $ 4.20       $ 2.17
-----------------------------------------------------------------------------------------------

Revenues for the third quarter of fiscal 1997 were $428 million up 2% from revenues of $418 million reported for the year-ago quarter. Revenue growth was 6% on a constant currency basis (which assumes that foreign currency exchange rates had remained constant from the prior period).

Gross profit was 49% for the third quarter of 1997, down slightly from a year ago. The reduction in gross profit primarily reflected adverse currency movements and Telecom's sales mix shift to products that currently have lower margins. SG&A as a percent of revenues declined to 28% in the third quarter of 1997. The reduction of SG&A was largely the result of restructuring and other actions taken in the prior year to reduce operating costs. Overall, adverse movements in currency exchange rates lowered net income by approximately $5 million in the current quarter. Exchange rates at their current levels are expected to exert further downward pressure on near-term results.

Raychem's "ongoing" pretax income for the third quarter of 1997 increased to $61 million from $57 million in the comparable prior-year period. Raychem's results are summarized as follows:

---------------------------------------------------------------------------------------------
                                                  Three months ended       Nine months ended
                                                        March 31,               March 31,
(in millions)                                       1997        1996        1997        1996
---------------------------------------------------------------------------------------------
Core business:
  "Ongoing" pretax income                           $  61       $  57       $ 195       $ 173
  Provision for restructuring and divestitures        (53)        (44)        (53)        (44)
  Nonrecurring benefit (charges), net                --          --            17          (5)
---------------------------------------------------------------------------------------------
Core business pretax income                             8          13         159         124
Income tax benefit                                     60          31          35           7
---------------------------------------------------------------------------------------------
Core net income                                        68          44         194         131
Loss on reorganization of Ericsson Raynet JV         --            (2)       --            (2)
Equity in net loss of Ericsson Raynet                --          --          --           (30)
---------------------------------------------------------------------------------------------
Net income                                          $  68       $  42       $ 194       $  99
---------------------------------------------------------------------------------------------

The company incurred a pretax restructuring charge of $53 million in the current quarter as the company announced several significant streamlining programs and the elimination of approximately 500 positions. A significant portion of the restructuring expenses was for consolidating the Telecom and Electrical Products divisions to achieve greater sales, manufacturing and product development efficiencies in their cable accessories businesses. Additional one-time costs were incurred in connection with the previously announced merger of the former Electronics and PolySwitch divisions. In addition, the Chemelex division further streamlined its worldwide operations. Also during the quarter, the company restructured its R&D organization in the U.K. See "Restructuring and Divestitures" in the notes to consolidated condensed financial statements for further details on the restructuring charge and the restructuring reserve.

The results for the year-ago quarter included a $44 million provision for restructuring and divestitures which impacted each of the business segments.

Pretax income for the nine months ended March 31, 1997, included a $17 million net nonrecurring benefit, reflecting a $23 million pretax gain arising from the sale of a portfolio of patents and intellectual property (included in Other expense (income), net) offset by $6 million in severance and plant consolidation costs.

Pretax income for the nine months ended March 31, 1996, included a $5 million net nonrecurring charge, comprised of a $6.6 million gain from an insurance settlement arising from a previous shareholder lawsuit (included in Other expense (income), net), offset by $12 million in charges incurred from severance and other related actions.

The estimated annual effective income tax rate was 13% for the nine months ended March 31, 1997, down from 17% in the prior quarter. A catch-up tax benefit of $6 million was reported in the quarter to adjust the year-to-date tax provision to the lower effective tax rate. The decrease in the effective tax rate from the prior quarter primarily resulted from the geographic distribution of the company's third quarter restructuring expense as compared to the geographic distribution of ongoing profits.

In the year-ago period, the tax rate was 14% down from 21% in the second quarter of the previous year. A catch-up tax benefit of $8 million was reported in the year-ago quarter to adjust the year-to-date tax provision to the lower effective tax rate. The decrease in the effective tax rate from the prior quarter primarily resulted from anticipated improvement in fiscal 1996 U.S. profitability enabling utilization of prior years' U.S. deferred deductions.

The company conducts its strategic planning and annual planning process during the second half of its fiscal year. Based on this updated outlook of future U.S. taxable income, the company reassessed the valuation allowance related to the deferred tax asset. As a result, the company recorded a third quarter discrete tax benefit of $55 million as compared to a discrete tax benefit of $25 million in the year-ago period.

Through December 31, 1995, the company accounted for the Ericsson Raynet joint venture under the equity method of accounting. Raychem's $30 million equity in net loss of Ericsson Raynet for the nine months ended March 31, 1996, represents its share of losses through December 31, 1995. Effective January 1, 1996, the joint venture agreement was amended resulting in a $2 million loss on the reorganization of the joint venture. The company's interest in the joint venture is now accounted for using the cost basis of accounting and the company no longer shares in the ongoing operating losses of the joint venture.

SEGMENT OPERATIONS

Beginning with the current fiscal quarter, the company's financial results will be reported as two business segments--electronics OEM and telecommunications/industrial. This method of reporting the company's financial results more closely reflects the company's lines of business.

The former electronics segment has been renamed the electronics OEM segment to reflect the fact that the customers primarily served by this business segment are original equipment manufacturers (OEM). This segment consists of the PolySwitch, Electronics, and Elo TouchSystems businesses.

The telecommunications/industrial segment consists of the newly formed Telecom/Electrical Products Division and the Chemelex Division. During the quarter, the former Telecom and Electrical Products Divisions were combined to achieve greater operational and sales efficiencies, and to capture synergies in the development of new closure products. This business segment serves industrial and commercial customers, including electric, gas and water utilities; industrial plants and pipelines; and the commercial construction, telecommunications and cable television industries.

Electronics OEM
-----------------------------------------------------------------------------
                                    Three months ended     Nine Months ended
                                         March 31,             March 31,
(dollars in millions)                 1997       1996       1997       1996
-----------------------------------------------------------------------------
Revenues                              $188       $174       $550       $491
-----------------------------------------------------------------------------
Constant currency revenue growth        12%        10%        15%         9%
-----------------------------------------------------------------------------
Operating income                      $ 28       $ 20       $101       $ 78
-----------------------------------------------------------------------------

The electronics OEM business segment includes the recently merged Electronics and PolySwitch divisions, and the Elo TouchSystems business. Segment revenue growth for the quarter was led by sales of PolySwitch devices, which increased 28% from a year ago on a constant currency basis. PolySwitch devices unit volume was up 47% over the year-ago quarter with growth occurring in all regions of the world and across all product lines. Electronics' sales other than PolySwitch devices were essentially level with the third quarter of last year in constant currency terms. Sales growth during the quarter was strongest in the transport and automotive industries while defense business declined. Elo TouchSystems' revenues now include TouchPanel Systems, a Japanese joint venture, previously accounted for under the equity method. Elo TouchSystems' sales for touchscreen products and monitors were 15% higher than the year-ago quarter on a comparable constant currency basis. Portions of the segment experienced temporary shortages in raw materials and manufacturing capacity.

The segment incurred restructuring charges of $12 million in the third quarter of 1997 and $14 million in the year-ago quarter. The current quarter restructuring charges included $6 million for asset writedowns and $6 million for employee severance costs. The severance charges largely reflect the elimination of certain sales and management positions resulting from the combination of the former Electronics and PolySwitch divisions as well as the consolidation of sales support infrastructure in Europe. Excluding the restructuring charges, electronics OEM segment operating income grew to $40 million compared to $34 million in the year-ago quarter.

Segment revenues for the nine months ended March 31, 1997, increased from the year-ago period, reflecting continued revenue growth in all of the segment's businesses. Excluding the restructuring charges, segment operating income for the nine months ended March 31, 1997, improved to $113 million from $91 million, reflecting revenue growth along with lower manufacturing and operating costs.

Telecommunications/Industrial
----------------------------------------------------------------------------
                                    Three months ended    Nine months ended
                                        March 31,             March 31,
(dollars in millions)                 1997      1996       1997       1996
----------------------------------------------------------------------------
Revenues                              $240      $244       $749       $748
----------------------------------------------------------------------------
Constant currency revenue growth       -2%        15%         2%         7%
----------------------------------------------------------------------------
Operating income                      $ 11      $ 19       $120       $121
----------------------------------------------------------------------------

The telecommunications/industrial segment consists of the newly formed Telecom/Electrical Products Division and the Chemelex Division. During the quarter, the former Telecom and Electrical Products Divisions were combined to achieve greater operational and sales efficiencies, and to capture synergies in the development of new closure products. This business segment serves industrial and commercial customers, including electric, gas and water utilities; industrial plants and pipelines; and the commercial construction, telecommunications and cable television industries. Revenues for the newly combined segment declined to $240 million in the third quarter of 1997, down 2% on a constant currency basis from the year-ago quarter. Weak sales in the Electrical Products business were partially offset by strong sales gains in the Chemelex Division, while Telecom sales were essentially flat in the current quarter. Chemelex Division sales were especially strong in Europe and Asia and both heat-tracing and corrosion-protection products achieved double digit growth. Electrical Products' sales declined due to lower surge arrester sales and weakness in Europe. Strong sales growth in Telecom's transmission electronics products was offset by a decline in copper closures, particularly in Latin America.

The telecommunications/industrial business segment incurred $31 million in restructuring charges in the third quarter of 1997 and $28 million in the prior-year third quarter. The Telecom and Electrical Products Divisions' consolidation is intended to result in sales, marketing, manufacturing and product line rationalizations in Europe and the United States. Additional restructuring charges were incurred for the outsourcing of surge arrester manufacturing. Excluding restructuring charges, segment operating income declined to $43 million from $46 million in the prior-year third quarter. The decline is partly a result of Telecom's sales mix shift toward transmission products which currently have lower profitability than the traditional copper closure products.

Telecommunications/industrial segment revenues for the nine months ended March 31, 1997, remain essentially unchanged from the comparable prior-year period as an increase in Chemelex revenues was largely offset by a decline in Electrical Products revenues. Excluding restructuring charges, segment operating income for the nine months ended March 31, 1997, improved to $152 million from $149 million from the comparable year-ago period, reflecting slightly lower operating costs.


Corporate
-----------------------------------------------------------------
                        Three months ended     Nine months ended
                             March 31,             March 31,
(dollars in millions)     1997       1996       1997       1996
-----------------------------------------------------------------
Operating expense         $(30)      $(26)      $(73)      $(73)
-----------------------------------------------------------------

Corporate segment operating expense for the third quarter of 1997 included approximately $9 million in restructuring charges. Approximately $3 million of the charge is for restructuring the company's R&D organization in the U.K. to tie it more closely to customers and markets and to sharpen the focus on higher impact projects. The remaining $6 million in restructuring relates to charges incurred for employee severance and related costs. The comparable prior-year quarter included $2 million in restructuring charges. In addition, Corporate operating expense for the three month period ended March 31, 1996, included a $2 million loss on the reorganization of Ericsson Raynet joint venture. Excluding these restructuring charges, and the loss on reorganization of Ericsson Raynet, operating expense for the nine-month period ended March 31, 1997, improved to $64 million from $69 million in the year-ago period due to lower general and administrative costs resulting, in part, from headcount reductions.

RECENT ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted for the second quarter of fiscal 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

----------------------------------------------------------------------------------------------
                                                    Three months ended      Nine months ended
                                                          March 31,             March 31,
                                                       1997       1996       1997       1996
----------------------------------------------------------------------------------------------
Net income per common share - as reported            $   1.49   $   0.89   $   4.20   $   2.17
----------------------------------------------------------------------------------------------
Basic net income per common share - pro forma        $   1.53   $   0.94   $   4.33   $   2.24
----------------------------------------------------------------------------------------------
Diluted net income per common share - pro forma      $   1.48   $   0.89   $   4.20   $   2.16
----------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the company had $134 million in cash and cash equivalents, $456 million in committed credit facilities (of which $1 million were utilized), and $170 million in various uncommitted credit facilities (of which $52 million were utilized). The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations are expected to be sufficient to satisfy the company's needs for working capital, normal capital expenditures, and anticipated dividends. The following table presents certain measures of liquidity and capital resources:

-----------------------------------------------------------------------------
                                                         March 31,   June 30,
(dollars in millions)                                      1997       1996
-----------------------------------------------------------------------------
Debt net of cash                                           $ 47       $ 79
-----------------------------------------------------------------------------
Debt net of cash as a percent of stockholders' equity         5%         9%
-----------------------------------------------------------------------------
Days of sales outstanding                                    61         60
-----------------------------------------------------------------------------
Days of inventory on hand                                   101        104
-----------------------------------------------------------------------------

Inventory as measured by the number of days of inventory on hand decreased to 101 at March 31, 1997, from 104 at December 31, 1996, and June 30, 1996. The company will continue to focus its efforts on reducing inventory levels.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

-----------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31 (dollars in millions)     1997        1996
-----------------------------------------------------------------------
Cash provided by (used in):
  Operating activities                                $ 156       $ 164
  Investing activities                                  (22)        (87)
  Financing activities                                 (218)        (13)
Effect of exchange rate changes on
  cash and cash equivalents                              (6)         (6)
-----------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents      $ (90)      $  58
-----------------------------------------------------------------------

OPERATING ACTIVITIES

Cash flows from operating activities for the nine months ended March 31, 1997, decreased from the comparable prior-year period. This resulted primarily from slightly improved cash flow from core ongoing pretax income, offset by increased cash payments made for accrued bonus and severance liability, and increases in inventory.

INVESTING ACTIVITIES

Cash outflows from investing activities decreased significantly for the nine months ended March 31, 1997.

Investments in property, plant, and equipment totaled $58 million and $57 million in the nine months ended March 31, 1997 and 1996, respectively. Capital expenditures for the fiscal year are expected to be approximately $85-$90 million. Cash flows from dispositions of property, plant, and equipment increased in the nine months ended March 31, 1997, principally due to the collection of proceeds from the sale of the former Walter Rose land and buildings in Germany and the sale of the plastic pipe coupling business assets.

The company had made advances to Ericsson Raynet of approximately $33 million in the nine-month period of the prior year. The Ericsson Raynet joint venture was reconfigured effective January 1, 1996. As a result of the reorganization, the company is no longer required to make advances for ongoing Ericsson Raynet operating losses.

In early October 1996, the company received $25 million from the sale of a portfolio of patents and related intellectual property.

The company invested $7.5 million in Superconducting Core Technologies, Inc.
(SCT) in the first quarter of 1997. The company is the exclusive distributor of SCT's cryoelectronic receiver front-end products for wireless base stations.

FINANCING ACTIVITIES

In the first quarter of 1997, the company prepaid the balance of the syndicated term loan, amounting to $118 million, which was classified as "Current maturities of long-term debt" at June 30, 1996. In addition, the company replaced its $250 million four-year revolving credit facility with a new $400 million five-year revolving credit facility. The new credit facility has more favorable pricing and covenants than the previous facility.

During the nine months ended March 31, 1997, the company repurchased 1.6 million shares of the company's stock at a cost of $128 million. In addition, the company received $53 million from the issuance of Common Stock to employees participating in various employee benefit plans. In April 1997, the Board of Directors authorized company's management, at its discretion, to repurchase up to 3.0 million shares of the company's stock during any rolling twelve-month period commencing on or after April 16, 1997, to offset the dilutive effects of the company's stock purchase and stock option plans. Management was previously authorized to repurchase up to 2.0 million shares during any fiscal year. Since the end of the third quarter, through May 5, 1997, the company has repurchased approximately 1.1 million shares of the company's common stock. The company has utilized a portion of its committed borrowing facilities to partially finance these share purchases.

The company's Board of Directors announced its regular quarterly dividend of $0.14 per share payable on June 11, 1997, to stockholders of record as of May 14, 1997.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements made in this management's discussion and analysis or elsewhere in this report, or other communications (including press releases and analyst conference calls), that are not statements of historical fact are forward-looking statements, including without limitation those relating to anticipated reductions in SG&A levels, anticipated new products, anticipated income tax rates and discrete tax benefits, anticipated inventory levels, anticipated capital spending rates, sufficiency of the company's cash and cash flows to meet expected needs, litigation matters, productivity improvements, restructuring and reorganization actions, costs, and cost savings, future earnings, currency, profitability, share repurchases and other financial and growth commitments, targets or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

The company is in the process of implementing organizational changes in many areas of the company. For example, the company is redesigning worldwide logistics operations and is examining manufacturing operations to achieve efficiencies through sharing of resources and through more outsourcing of manufacturing operations. The company is also in the process of merging the management and certain operations of the former Electronics and PolySwitch divisions and the former Telecommunications and Electrical Products divisions in order to achieve operational efficiencies and to increase opportunities for sales growth.

Approximately $35 million of the 1997 restructuring charge is cash in nature and is expected to be funded through operating cash flow and substantially completed within 12 months. The company expects that the restructuring charges will be recovered within 18 to 24 months through lower operating costs. When fully implemented, the annual run-rate savings, as a result of the restructuring, is expected to be in the $35-$40 million range.

The 1996 restructuring charge, excluding net asset writedowns of $4 million, is and continues to be cash in nature and is expected to be substantially incurred in fiscal 1997 and funded through operating cash flow. The company expects that the restructuring charges will be recovered within 18 to 24 months through lower operating costs. When fully implemented, the annual run-rate savings, as a result of the restructuring, is expected to be in the $35-$40 million range; substantially all of the savings are cash related.

These restructuring actions reflect complex changes that will affect the company's worldwide operations. Timelines could be longer than anticipated and implementation difficulties or market factors could alter the estimated benefits.

Although the company believes that it has now accrued the restructuring charges necessary to implement the organizational changes that have been initiated by the company, the implementation of the company's organizational changes could result in additional restructuring charges in the future. The company's revenues, operating results and financial condition could also be adversely affected by its ability to effectively manage the transition to the new organizational and operating structures and to outsource certain activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to continued internal research and development efforts, although the company will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. In addition, the company may enter into arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the company's research and development efforts, acquisitions of new technologies and products, or arrangements with third parties, is not always predictable and there can be no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

Approximately two-thirds of the company's revenues result from sales outside the United States, a significant portion of which are denominated in foreign currencies. In addition, the company has several production facilities located outside the United States. The company's financial results therefore can be affected by changes in foreign currency rates. To mitigate these effects, the company engages in hedging activity designed to hedge the company's net currency exposure in terms of the difference between receivables and payables denominated in a particular foreign currency. However, the company does not hedge its foreign currency exposure in a manner which would eliminate entirely from the company's consolidated net income the effects of changes in foreign exchange rates. Accordingly, the company's reported revenue and net income may be affected by changes in foreign exchange rates. Information on the company's policies towards hedging foreign currency exposures is included in the Note entitled "Financial

Instruments" of the 1996 Annual Report, which was incorporated by reference and included as Exhibit 13 in the company's annual report on Form 10-K for the year ended June 30, 1996.

In addition, because of the extensive nature of the company's foreign business activities, the company's financial results can also be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest overseas.

As a result of the Ericsson Raynet reorganization, effective January 1, 1996, Raychem no longer shares in the ongoing operating losses of the joint venture. While there is the potential for some future charges related to warranty claims, the company believes that Ericsson Raynet's existing warranty reserves are adequate.

The income tax provision is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The geographic distribution and level of profitability are difficult to predict and may vary from forecasts, which could result in changes in estimates of the annual effective tax rate and could cause the estimated tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

In addition, the company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient future U.S. taxable income to utilize deductions and credits prior to their expiration. Management believes sufficient uncertainty exists regarding the realization of a portion of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance is periodically reassessed and may be adjusted depending on the company's outlook for future U.S. taxable income. During the latter half of the fiscal year, the company develops its strategic and annual business plans. These plans provide additional insight into the outlook for the company's future U.S. taxable income and, when combined with other factors (such as recent operating results), may serve as the basis for a future reduction of the valuation allowance.

A portion of any future reduction in the valuation allowance would reduce the income tax provision. A significant portion of the remaining valuation allowance relates to deductions arising from the company's stock plans. Any reduction of the valuation allowance related to stock plan deductions would be reported as an increase to equity rather than as a reduction of the income tax provision. The company anticipates a fiscal 1998 tax rate in the mid-twenty percent range. The company does not expect to report a significant discrete tax benefit in fiscal 1998 or thereafter. Commencing in fiscal 1999, the company anticipates a normalized tax rate in the low- to mid-thirty percent range.

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

In the past, supplies of certain raw materials the company uses have become limited, and it is possible that this may occur again in the future. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In such cases, disruptions of established supply channels could result in increased prices, rationing, and shortages. In response, the company tries to identify alternative materials and technologies for such raw materials and components and to develop alternative sources of supply. In addition, from time to time, the company experiences other capacity constraints in its manufacturing operations. Disruptions in the supply of raw materials and components and other capacity constraints can adversely affect financial results.

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

The company has a substantial investment in intellectual properties--consisting of patents, trademarks, copyrights, and trade secrets--and relies significantly on the protection these intellectual property rights provide. Accordingly, the company aggressively protects these rights and may become involved in issues of infringement or theft by third parties from time to time and related counterclaims, including unfair competition or infringement claims, by such third parties. The company has become involved as a defendant in intellectual property lawsuits and could become involved in others in the future. Litigation can be unpredictable and costly. It is possible that an unfavorable outcome in a suit related to intellectual property could be material to the company's financial position or results of operations.

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

Many of the company's products are sold in competition with other products or technologies. Actions of competitors could affect the company's operating results. For example, several companies have begun marketing PPTC circuit protection devices similar to certain PolySwitch devices. In addition, operating results are subject to fluctuations in demand and the seasonal activity of certain product lines. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change, which can adversely affect demand for the company's products. For example, the telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until technology issues are more clearly resolved. In addition, many electric power utilities in foreign countries are being privatized, which may affect the purchasing policies of these utility companies.

A shortfall in revenue could also result from a number of other factors, including but not necessarily limited to, overall economic conditions, lower than expected demand, or supply constraints. In addition, changes in the geographic or product mix of sales may impact gross profits. A substantial amount of the company's revenues are realized through orders and shipments booked within a quarter, and the backlog at the end of any quarter may not be predictive of the company's financial results for the following quarter.

The company from time to time identifies its expectations and commitments for various financial and operating items, such as the company's growth, profitability, cash flow, capital spending, new products, or inventory levels. In addition, the company periodically identifies financial targets for the company, for specific divisions of the company, and, within divisions, for heartland and growth platform businesses. These expectations, commitments, and targets constitute goals, not projections or assured results. The ability to achieve such expectations, commitments, and targets is subject to a variety of factors, including, but not necessarily limited to, those identified above.

Because of the foregoing factors, in addition to other factors that affect the company's operating results and financial position, past financial performance or management's expectations should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the company's stock price is subject to volatility. Any of the factors discussed above could have an adverse impact on the company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, as well as broader market trends, can have an adverse impact on the company's stock price.

The company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

In March 1997, the company settled the wrongful death portion of the claim asserted in All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd. v. Raychem Corporation and Rubatex Corporation. The other portions of this litigation remain pending. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1996.

In March 1997, Elo TouchSystems, Inc. and the company entered into a settlement agreement with all of the parties in the consolidated action in the U.S. District Court, Eastern District of Tennessee, Elo TouchSystems, Inc. (f/k/a Elographics, Inc.) v. The Graphics Technology Company, Inc., a/k/a Touch Technology, Inc., and MicroTouch Systems, Inc., Civil Action No. 3-93-CV-508, and Peptek, Inc. and MicroTouch Systems, Inc. v. Elo TouchSystems, Inc., Civil Action No. 3-96-CV-419. The terms of the settlement were not material to the company.

As disclosed in the company's quarterly report on Form 10-Q for the quarter ended December 31, 1996, in December 1996, all remaining defendants in West County Landfill, Inc., et al. v. Raychem Corporation, et al. entered into settlement agreements with the plaintiffs ending this litigation. The effectiveness of the settlement agreement was subject to the satisfaction of three contingencies set forth in the agreement. During the quarter ended March 31, 1997, the remaining open contingency for the settlement was satisfied, and the settlement became effective.

As disclosed in the company's quarterly report on Form 10-Q for the quarter ended December 31, 1996, on January 16, 1997, a jury in St. Louis, Missouri awarded a $2.9 million judgment against the company in Crestwood Plaza v. Raychem Corporation. The case involved a product liability claim related to the Ferex product, a product line divested by the company in February 1989. In March 1997, the company settled this judgment for $2.7 million. A portion of this settlement was covered by insurance, and the company is seeking additional insurance coverage for the settlement.

On March 31, 1997, the company was named by the former owner/operator of a landfill in Pittsburg, California as a defendant in a private cost recovery action entitled Members of the GBF/Pittsburg Landfill(s) Respondents Group v. Contra Costa Waste Service, Inc., et al., in the U.S. District Court for the Northern District of California, Case No. C 96-03147. The company was a de minimus contributor of waste at the Pittsburg landfill site and believes that any liability the company may have for clean-up costs at this site will not be material.

ITEM 5:  OTHER INFORMATION

On March 12, 1997, the company announced the appointment of Dr. Arati Prabhakar to the position of senior vice president and Chief Technology Officer, reporting directly to Richard A. Kashnow, President and CEO. Dr. Prabhakar, who has been serving in the Clinton Administration as Director of the National Institute of Standards and Technology (NIST), will join Raychem on May 12, 1997.

The newly consolidated Telecom/Electrical Products Division will be under the direction of Ralph Harnett, senior vice president. Tim Jenks, vice president and general manager of the Electrical Products Division will report to Ralph Harnett. Additionally, Frans Berthels was named senior vice president of manufacturing and logistics.



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



                                             RAYCHEM CORPORATION
                                             -------------------
                                                 (Registrant)


Date:    May 13, 1997                  /s/      RAYMOND J. SIMS
                                   ---------------------------------------------
                                               Raymond J. Sims
                                          Senior Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)


                                      /s/      DEIDRA D. BARSOTTI
                                   ---------------------------------------------
                                                Deidra D. Barsotti
                                                Vice President and
                                                     Controller
                                           (Principal Accounting Officer)