Form 10-K405
period 1997-06-30
RAYCHEM CORP
filed 1997-09-23
CIK 82206

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 2-15299

                              RAYCHEM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                        94-1369731
(STATE OR OTHER JURISDICTION OF INCORPORATION          (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
   300 CONSTITUTION DRIVE, MENLO PARK, CA                         94025-1164
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 361-3333

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------    ---------------------------------------------
         Common Stock, $1 par value                         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of August 18, 1997, (based on the closing sale price as reported on the New York Stock Exchange on such date) was $4,050,898,709.

 Number of shares of Common Stock outstanding as of August 18, 1997: 42,992,280

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 Part III: Portions of the Proxy Statement dated September 23, 1997

================================================================================

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Raychem Corporation, founded in 1957, is a broadly based materials science company serving both domestic and international markets. The terms "company" or "Raychem" mean Raychem Corporation and its consolidated subsidiaries.

     The company utilizes its expertise in materials science, product design and process engineering to develop, manufacture and market a variety of high-performance products for applications in electronics, telecommunications, transportation, infrastructure, and energy networks markets.

     For information regarding the company's restructuring actions, see the Note entitled "Restructuring and Divestitures" in the notes to consolidated financial statements, and the section entitled "Financial Review" of the company's 1997 Annual Report to Stockholders (the "1997 Annual Report"), which are incorporated herein by reference and are included in this filing as Exhibit 13.

     This annual report on Form 10-K contains a number of forward-looking statements, including without limitation those relating to litigation matters, availability of raw materials, backlog, and manufacturing capacity. Actual results may differ materially from the results anticipated in the statements made due to a variety of factors. For information regarding these risk factors, see the section entitled "Forward-Looking Statements and Risk Factors" contained within "Financial Review" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During 1997, the company realigned its segment reporting to more closely reflect the company's management structure. The company's financial results are now reported as three business segments: electronics OEM components, telecommunications and energy networks, and commercial and industrial infrastructure. The electronics OEM components segment serves original equipment manufacturers (OEMs) in transportation, defense, and a wide range of commercial electronics industries. The telecommunications and energy networks segment serves telephone operating companies, cable television providers, electric utilities, and industrial customers. The commercial and industrial infrastructure segment serves customers who build and maintain the world's commercial and industrial infrastructure, including industrial plants and pipelines, gas and water utilities, and commercial construction. The company's business segments, along with the corporate group, is referred to as the "core business."

     During the third quarter of fiscal 1996, the company and LM Ericsson reorganized their Ericsson Raynet joint venture. Following the reorganization, effective January 1, 1996, the company's interest in the joint venture is accounted for using the cost basis of accounting and the company no longer shares in ongoing operating losses of the joint venture. For information regarding the amendment, see the Note entitled "Ericsson Raynet" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For financial and other information concerning the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1997 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     For information regarding operating results, principal products produced, and industries served by the company's industry segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1997 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

  Methods of Distribution

     The products of the company's industry segments are marketed primarily through Raychem's worldwide sales force as well as through outside distribution channels both within and outside the United States.

  Sources and Availability of Raw Materials

     Although the company has not experienced any significant delays in obtaining the materials needed to satisfy its requirements, in the past, supplies of certain raw materials the company uses have become limited. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In response, the company is identifying alternative materials and technologies for such raw materials and components, and developing alternative sources of supply.

  Patents and Proprietary Information

     The company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of June 30, 1997, the company had in force 831 U.S. patents and 3,469 foreign patents, and had pending 255 U.S. patent applications and 3,158 foreign patent applications. Patents held by the company in the aggregate are of material importance in the operation of the company's business. Certain patents are the subject of litigation. Management, however, does not believe that any single patent, or group of related patents, is essential to the company's business as a whole or to that of any of its industry segments. Additionally, the company owns and uses in its business a substantial body of proprietary information and numerous trademarks. In the normal course of business, the company from time to time makes and receives inquiries with regard to possible patent infringement. The company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the company's financial position. The company is active and intends to continue to be active in the protection of its intellectual property, including its patents.

  Working Capital

     Information relative to working capital is included in the section entitled "Financial Review" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

  Customers

     The company's industry segments sell to many customers. Management does not believe that the loss of any one customer would have a material adverse effect on the business of the company. During 1997, there was no single customer that accounted for 10% or more of the company's revenues.

  Backlog

     The company's business is characterized by short lead times and the absence of a significant backlog. The company expects that substantially all of the backlog at June 30, 1997, will be shipped in fiscal 1998. Unfilled orders may be canceled by customers prior to shipment of goods; however, such cancellations historically have not been material.

     Set forth below is the backlog at June 30, 1997 and 1996, for each of the company's industry segments.

                                                                           JUNE 30
                                                                        --------------
                                                                        1997     1996
                                                                        -----    -----
                                                                        (IN MILLIONS)
        Electronics OEM components....................................  $ 167    $ 150
        Telecommunications and energy networks........................    102      111
        Commercial and industrial infrastructure......................     22       15
                                                                         ----     ----
                  Total...............................................  $ 291    $ 276
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

     The products of the company's industry segments are sold in highly competitive markets. The company's total sales are often a small fraction of total sales within the markets in which it operates. Raychem's products compete with those of a large number of companies and divisions within companies that are both larger and smaller than Raychem.

  Research and Development

     For financial information on research and development expense, see the sections entitled "Consolidated Statement of Operations" and "Financial Review" of the 1997 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

  Environmental Regulations

     For information regarding the effect of environmental regulations on the company, see the section entitled "Financial Review," the Note entitled "Summary of Significant Accounting Policies," and the Note entitled "Contingencies" of the 1997 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

     Additional information regarding environmental administrative and judicial proceedings is set forth in Part I, Item 3 of this Form 10-K under the caption "Legal Proceedings."

  Employees

     As of June 30, 1997, the company employed 8,650 people.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The company's international operations are conducted primarily through wholly owned subsidiaries that are responsible for sales, distribution and, in some cases, research, development, and manufacturing activities. At June 30, 1997, these operations employed approximately 4,436 people, representing 51% of the company's total work force.

     For additional information regarding the company's international and domestic operations and export sales, see the Note entitled "Worldwide Operations" and the section entitled "Financial Review" of the 1997 Annual Report, which are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 2. PROPERTIES

     The company's principal domestic facilities are located in Menlo Park and Redwood City, California, and in Fuquay-Varina, North Carolina. Additional facilities of significant size are located in Belgium, France, Germany, Ireland, Japan, Mexico, the People's Republic of China, and the United Kingdom.

     The company owns approximately 213 acres of land in the United States and 239 acres abroad for a total of 452 acres. The company owns or leases approximately 5,533,000 square feet of manufacturing, distribution, research and development, and sales and administrative facilities worldwide. Of this total, electronics OEM components uses approximately 37%; telecommunications and energy networks, 38%; commercial and industrial infrastructure, 7%; and corporate, 18%. None of the property owned by the company is held subject to any major encumbrances.

     The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. In recent quarters there have been occasional capacity constraints in a few of the rapidly growing product lines. The company is reviewing various short and long term measures to address these constraints. Also, the company conducts continuing reviews of its facilities under improvement programs aimed at modernization and cost reduction. For information on capital expenditures, see the section entitled "Financial Review" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

     For information regarding leased properties, see the Note entitled "Commitments" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 3: LEGAL PROCEEDINGS

     I. The company and its subsidiaries are parties to lawsuits, or may in the future become parties to lawsuits, involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. The principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze protection products. However, the company sells its products into applications (including, for example, aerospace and automotive) where product liability issues could be material. Certain major cases, which do not necessarily meet the disclosure threshold of Item 103 of Regulation S-K, include the following:

          A. On March 7, 1995, a complaint entitled All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd. v. Raychem Corporation and Rubatex Corporation was filed in the United States District Court, Western District of Washington at Seattle, asserting liability against the company for alleged fire damage to a ship and its cargo and the death of one crew member. Subsequently, the plaintiffs filed an amended complaint adding Marine Electric, Inc. and Westinghouse Electric Supply Co. as additional defendants; Rubatex Corporation and Westinghouse Electric Supply Co. were dismissed from the case; and Minnesota Mining and Manufacturing Corporation was added as another additional defendant. In March 1997, the company settled the wrongful death portion of this claim. The ship owner plaintiff has claimed damages in excess of $150 million. On June 2, 1996, the District Court granted the company's motion to limit compensatory damages claimed by the ship owner plaintiff to the value of the cargo lost/destroyed (alleged to be between $1 million and $3 million) on account of the incident. On June 2, 1997, the U.S. Supreme Court reversed the Ninth Circuit's decision in Saratoga Fishing v. J.M. Marinac & Co., Marco Seattle, Inc., a case that the company had relied on in its motion to limit compensatory damages and that the District Court had relied on in its decision granting the company's motion. Due to the U.S. Supreme Court's decision, the District Court vacated the company's summary judgment on plaintiffs' damage claims arising from the loss of the vessel, and granted the company leave to refile the company's summary judgment motion to conform to the new standard established by the U.S. Supreme Court. The company anticipates filing a new motion, revised in light of the U.S. Supreme Court decision, during the first quarter of fiscal 1998.

          B. On September 26, 1996, the Ninth Circuit Court of Appeals affirmed the dismissal by the United States District, Northern District of California, of related lawsuits filed against the company on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, et al., and on June 19, 1996, Unit Process Company, et al. v. Raychem Corporation, et al. Four similar state actions brought by the plaintiffs based on essentially the same facts alleged in the federal action, which had previously been consolidated in the Superior Court of San Mateo County, California, and the District Court of Jefferson County, Colorado, had been stayed pending resolution of the Ninth Circuit appeal. The plaintiffs have agreed to consolidate all of these state court actions in the Superior Court of San Mateo County, California. The company's motion to dismiss this lawsuit on the basis that the federal judgment is dispositive of the plaintiffs' state law antitrust claims is currently under consideration by the Court.

          C. On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets and breach of contract. Mr. Hogge has filed a crosscomplaint against the company alleging interference with the pursuit of a lawful occupation and unfair competition. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California. Bourns' action alleges various violations of federal antitrust laws by the company. Neither the federal complaint filed by Bourns nor Mr. Hogge's counterclaim state a specific amount of their claim for monetary damages, although in other documents Bourns has stated a damage claim which would be material to the company. The company has successfully moved to bring two of its state court misappropriation claims as counterclaims in the antitrust action brought by Bourns. Substantial discovery has taken place in this case. The trial date for the federal court action is set for 1998.

          D. On May 10, 1995, a decision was rendered on an appeal of a judgment in the company's favor in a lawsuit originally filed on September 9, 1988, in the Supreme Court of Newfoundland, Canada, Trial Division, Bow Valley, et al. v. Saint John Shipbuilding and Raychem. The Court of Appeal found the company 20% responsible for property damage of approximately $3.7 million. On May 2, 1996, the Supreme Court of Canada granted plaintiffs' appeal petition to hear the case, and heard arguments on this case on June 19, 1997. The Supreme Court of Canada has not issued an opinion on this case. The plaintiffs had alleged claims for damages arising out of a fire on an offshore drilling platform and made allegations attributing the cause and spread of the fire to heat-tracing and cladding products manufactured by the company. On November 30, 1993, a Petition by joint venturers of the plaintiffs in the Bow Valley lawsuit making similar claims was filed in the Supreme Court of Newfoundland, Canada, Trial Division and was served on the company on March 25, 1994. This action is stayed. A New Brunswick lawsuit filed by Saint John Shipbuilding against Raychem Canada, Ltd. arising out of the same incident has also been stayed by prior agreement of the parties.

          E. On March 31, 1997, the company was named by the former owner/operator of a landfill in Pittsburg, California as a defendant in a private cost recovery action entitled Members of the GBF/Pittsburg Landfill(s) Respondents Group v. Contra Costa Waste Service, Inc., et al., in the U.S. District Court for the Northern District of California, Case No. C 96-03147. In its complaint, the former owner/operator alleges that the company generated wastes that were disposed of at the GBF/Pittsburg Landfill(s). The company was a de minimus contributor of waste at the Pittsburg landfill site and believes that any liability the company may have for clean-up costs at this site will not be material.

     II. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. Based on currently available information, however, the company's management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the company's operating results or financial position. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the company as of June 30, 1997, their positions with the company, and the date each was first elected as, or otherwise deemed to be, an executive officer of the registrant. This table is included as an unnumbered item in Part I of this Form 10-K.

                                                              DATE APPOINTED
       NAME          AGE                POSITION                AN OFFICER
-------------------  ----   --------------------------------  --------------
Deidra D. Barsotti    41    Vice President and Controller          1991
L. Frans Berthels     52    Senior Vice President                  1995
Peter L. Brooks       51    Vice President                         1995
Timothy J. Burch      46    Vice President                         1996
Karen O. Cottle       48    Vice President, General Counsel        1996
                            and Secretary
Ralph H. Harnett      49    Senior Vice President                  1993
Timothy S. Jenks      42    Vice President                         1995
Richard A. Kashnow    55    Chairman of the Board, President       1995
                            and Chief Executive Officer
John D. McGraw        50    Senior Vice President                  1995
Arati Prabhakar       38    Senior Vice President and Chief        1997
                            Technology Officer
Andrew F. Roake       45    Vice President                         1995
Raymond J. Sims       46    Senior Vice President and Chief        1988
                            Financial Officer
Hus Tigli             43    Vice President                         1995
Eric Van Zele         49    Vice President                         1994

     There are no family relationships between any executive officers. All of the executive officers except Dr. Kashnow, Dr. Prabhakar and Mr. Burch have been employed by or associated with the company in their present or other managerial and executive capacities for more than five years.

     Dr. Kashnow joined Raychem in 1995 as Chairman of the Board, President, and Chief Executive Officer. Before joining Raychem, Dr. Kashnow was President of Schuller International Group, a subsidiary of Manville Corporation, from 1991 to 1995. Dr. Kashnow holds a Ph.D. in Physics from Tufts University.

     Dr. Prabhakar joined Raychem in 1997 as Senior Vice President and Chief Technology Officer. Before joining Raychem, Dr. Prabhakar served as Director of the U.S. National Institute of Standards and Technology from 1993 to 1997. Dr. Prabhakar holds a Ph.D. in Applied Physics from the California Institute of Technology.

     Mr. Burch joined Raychem in 1996 as Vice President of Human Resources. Before joining Raychem, Mr. Burch served in various human resource management positions for General Electric Company from 1973 through 1996. Mr. Burch holds a B.A. in Sociology from Lafayette College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Financial Data (Unaudited)" of the 1997 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

     In the calculation of the ratio of earnings to fixed charges, "earnings" consist of income before income taxes, adjusted to add back fixed charges (excluding capitalized leases). "Fixed charges" consist of interest on all indebtedness, including both amounts expensed and amounts capitalized. A table setting forth the computation of the Ratio of Earnings to Fixed Charges for each of the five years in the period ended June 30, 1997, is included in this filing as Exhibit 12. The company's ratio of earnings to fixed charges for the year ended June 30, 1997, was 11.21.

     For additional selected financial data, see the section entitled "Ten-Year Summary" of the 1997 Annual Report, which is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" of the 1997 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Market Risk Discussion" contained within "Financial Review" of the 1997 Annual Report is incorporated herein by reference and is included in this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the Notes thereto and the report thereon of Price Waterhouse LLP, dated July 16, 1997, and the sections entitled "Subsequent Event-Common Stock Split (Unaudited)" and "Quarterly Financial Data (Unaudited)" of the 1997 Annual Report are incorporated herein by reference and are included in this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the company's directors is presented in the subsection entitled "Nominees" appearing on page 2 of the Proxy Statement dated September 23, 1997 (the "1997 Proxy Statement"), which page is incorporated herein by reference.

     Information regarding the company's executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the company's compensation of its executive officers is set forth on pages 5 to 10 of the 1997 Proxy Statement, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 3 to 4 of the 1997 Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding transactions with the company's directors and executive officers is set forth on page 12 of the 1997 Proxy Statement, which page is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Consolidated Financial Statements

                                                                      PAGE IN 1997
                                                                     ANNUAL REPORT*
                                                                     --------------
            Financial Review.....................................          8-16
            Report of Independent Accountants....................            17
            Consolidated Balance Sheet at June 30, 1997 and
              1996...............................................            18
            Consolidated Statement of Operations for the three
              years ended June 30, 1997..........................            19
            Consolidated Statement of Cash Flows for the three
              years ended June 30, 1997..........................            20
            Consolidated Statement of Stockholders' Equity for
              the three years ended June 30, 1997................            21
            Notes to Consolidated Financial Statements...........         22-38
            Subsequent Event-Common Stock Split (Unaudited)......            38
            Quarterly Financial Data (Unaudited).................            39
            Ten-Year Summary.....................................         40-41

---------------

* Incorporated herein by reference and included in this filing as Exhibit 13.

        (2) Financial Statement Schedules

                                                                      PAGE IN 1997
                                                                       FORM 10-K
                                                                     --------------
            Report of Independent Accountants on Financial
              Statement Schedule.................................            14
            Schedule II Valuation and Qualifying Accounts........            15

     The financial statement schedule should be read in conjunction with the financial statements in the 1997 Annual Report to Stockholders. All other Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes.

        (3) Index to Exhibits

    EXHIBIT NO.                                     DESCRIPTION
    -----------    -----------------------------------------------------------------------------
     2(a)          Ericsson Raynet Formation Agreement dated as of October 10, 1994(9)
     2(b)          Amendment to Ericsson Raynet Formation Agreement dated as of November 16,
                   1994(9)
     2(c)          Reorganization Agreement dated as of March 27, 1996(14)
     2(d)          Amendment and Restated Joint Venture Agreement dated as of March 29, 1996(14)
     3(a)          Amended and Restated Certificate of Incorporation(5)
     3(b)          Bylaws(1)
     3(c)          Certificate of Merger(1)
     4(a)          Rights Agreement(4)
     4(b)          Credit Agreement dated as of September 12, 1996(16)
    10(a)          Executive Long Term Incentive Plan(2)
    10(b)          Bonus Deferral Plan(2)
    10(c)          Amended and Restated 1987 Directors Stock Option Plan(7)
    10(d)          Supplemental Executive Retirement Plan(3)

    EXHIBIT NO.                                     DESCRIPTION
    -----------    -----------------------------------------------------------------------------
    10(e)          Amended and Restated 1990 Incentive Plan(7)
    10(f)          Consulting Agreement dated as of April 1, 1990, between the company and Paul
                   M. Cook(5)
    10(g)          Description of Bonus Plan(6)
    10(h)          Consulting Agreement dated as of April 18, 1994, between Raynet Corporation and Robert M. Halperin(8)
    10(i)          1995 Executive Deferred Compensation Plan(10)
    10(j)          Executive Termination Compensation Policy dated as of June 1, 1995(11)
    10(k)          Consulting/Employment Agreement dated as of June 7, 1995, between the company and Robert J. Saldich(11)
    10(l)          Employment letter between the company and Dr. Richard Kashnow dated August
                   11, 1995(12)
    10(m)          Supplemental agreement between the company and Dr. Richard Kashnow dated
                   February 5, 1996(13)
    10(n)          Agreement and release between the company and Mr. Harry O. Postlewait dated
                   November 16, 1995(13)
    10(o)          Participation Agreement between the company and U.S. Bancorp Leasing &
                   Financial dated April 11, 1996(15)
    10(p)          Participation Agreement between the company and Metlife Capital Limited
                   Partnership dated April 11, 1996(15)
    10(q)          Headlease Agreement A between the company and Fleet National Bank dated April
                   11, 1996(15)
    10(r)          Headlease Agreement B between the company and Fleet National Bank dated April
                   11, 1996(15)
    10(s)          Lease Agreement A between the company and Fleet National Bank dated April 11,
                   1996(15)
    10(t)          Lease Agreement B between the company and Fleet National Bank dated April 11,
                   1996(15)
    10(u)          Agreement and release between the company and Mr. Michael T. Everett dated
                   July 22, 1996(15)
    10(v)          Consulting Agreement dated as of August 16, 1996, between the company and
                   Isaac Stein and Waverley Associates, Inc.(16)
    10(w)          Consulting Agreement dated as of December 12, 1996, between the company and
                   James F. Gibbons(17)
    10(x)          1996 Directors Stock Option Plan
    10(y)          Supplemental agreement between the company and Dr. Richard Kashnow dated June
                   30, 1997
    12             Computation of Ratio of Earnings to Fixed Charges
    13             Portions of the 1997 Annual Report to Stockholders
    21             Subsidiaries of the Registrant
    23             Consent of Independent Accountants
    27             Financial Data Schedule
    99(a)          List of subsidiaries whose employees are participating in the Amended and
                   Restated 1984 Employee Stock Purchase Plan for United States employees and employees of certain domestic and foreign subsidiaries.
    99(b)          List of subsidiaries whose employees are participating in the 1985
                   Supplemental Employee Stock Purchase Plan for employees of certain subsidiaries.

---------------

 (1) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, (File No. 2-15299) and incorporated by reference.

 (2) Filed as an exhibit to the company's Proxy Statement dated September 12, 1988, mailed to stockholders in connection with the 1988 Annual Meeting of Stockholders and incorporated by reference.

 (3) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, (File No. 2-15299) and incorporated by reference.

 (4) Filed as an exhibit to the Registration Statement on Form 8-A filed by the company on February 3, 1989, (File No. 2-15299) and incorporated by reference.

 (5) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, (File No. 2-15299) and incorporated by reference.

 (6) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, (File No. 2-15299) and incorporated by reference.

 (7) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.

 (8) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (File No. 2-15299) and incorporated by reference.

 (9) Filed as an exhibit to the company's Form 8-K dated November 16, 1994, (File No. 2-15299) and incorporated by reference.

(10) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on April 5, 1995, (Registration No. 33-58437) and incorporated by reference.

(11) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, (File No. 2-15299) and incorporated by reference.

(12) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, (File No. 2-15299) and incorporated by reference.

(13) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 2-15299) and incorporated by reference.

(14) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (File No. 2-15299) and incorporated by reference.

(15) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, (File No. 2-15299) and incorporated by reference.

(16) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (File No. 2-15299) and incorporated by reference.

(17) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, (File No. 2-15299) and incorporated by reference.

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

Date: September 23, 1997

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

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------
           /s/ RICHARD A. KASHNOW              President,                    September 23, 1997
---------------------------------------------  Chairman of the Board and
             Richard A. Kashnow                Chief Executive Officer
                                               (Principal Executive
                                               Officer)

             /s/ RAYMOND J. SIMS               Senior Vice President and     September 23, 1997
---------------------------------------------  Chief Financial Officer
               Raymond J. Sims                 (Principal Financial
                                               Officer)

           /s/ DEIDRA D. BARSOTTI              Vice President and            September 23, 1997
---------------------------------------------  Controller (Principal
             Deidra D. Barsotti                Accounting Officer)

             /s/ RICHARD DULUDE                Director                      September 23, 1997
---------------------------------------------
               Richard Dulude

            /s/ JAMES F. GIBBONS               Director                      September 23, 1997
---------------------------------------------
              James F. Gibbons

             /s/ JOHN P. MCTAGUE               Director                      September 23, 1997
---------------------------------------------
               John P. McTague

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------

             /s/ DEAN O. MORTON                Director                      September 23, 1997
---------------------------------------------
               Dean O. Morton

               /s/ ISAAC STEIN                 Director                      September 23, 1997
---------------------------------------------
                 Isaac Stein

             /s/ CHANG-LIN TIEN                Director                      September 23, 1997
---------------------------------------------
               Chang-Lin Tien

            /s/ CYRIL J. YANSOUNI              Director                      September 23, 1997
---------------------------------------------
              Cyril J. Yansouni

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raychem Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 16, 1997 appearing on page 17 of the 1997 Annual Report to Stockholders of Raychem Corporation (which report and consolidated financial statements are incorporated herein by reference and included in this filing as
Exhibit 13) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
July 16, 1997

                                                                     SCHEDULE II

                      RAYCHEM CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS*
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                     BALANCE AT      CHARGED TO                         FOREIGN       BALANCE
                                     BEGINNING        COSTS AND        ACCOUNTS        CURRENCY       AT END
            DESCRIPTION               OF YEAR       EXPENSES, NET     WRITTEN OFF     TANSLATION      OF YEAR
       --------------------          ----------     -------------     -----------     -----------     -------
1997:
Accounts receivable................   $ 10,033         $ 1,449          $ 2,244          $(441)       $ 8,797
                                       -------          ------           ------          -----        -------
1996:
Accounts receivable................   $ 10,348         $ 3,145          $ 3,204          $(256)       $10,033
                                       -------          ------           ------          -----        -------
1995:
Accounts receivable................   $ 11,599         $ 2,857          $ 4,509**        $ 401        $10,348
                                       -------          ------           ------          -----        -------

---------------

 * Allowances are deducted from assets to which they apply.

** Includes $1,044 effect of deconsolidation of certain Raychem subsidiaries.

                                 EXHIBIT INDEX

    EXHIBIT NO.                                     DESCRIPTION
    -----------    -----------------------------------------------------------------------------
     2(a)          Ericsson Raynet Formation Agreement dated as of October 10, 1994(9)
     2(b)          Amendment to Ericsson Raynet Formation Agreement dated as of November 16,
                   1994(9)
     2(c)          Reorganization Agreement dated as of March 27, 1996(14)
     2(d)          Amendment and Restated Joint Venture Agreement dated as of March 29, 1996(14)
     3(a)          Amended and Restated Certificate of Incorporation(5)
     3(b)          Bylaws(1)
     3(c)          Certificate of Merger(1)
     4(a)          Rights Agreement(4)
     4(b)          Credit Agreement dated as of September 12, 1996(16)
    10(a)          Executive Long Term Incentive Plan(2)
    10(b)          Bonus Deferral Plan(2)
    10(c)          Amended and Restated 1987 Directors Stock Option Plan(7)
    10(d)          Supplemental Executive Retirement Plan(3)
    10(e)          Amended and Restated 1990 Incentive Plan(7)
    10(f)          Consulting Agreement dated as of April 1, 1990, between the company and Paul
                   M. Cook(5)
    10(g)          Description of Bonus Plan(6)
    10(h)          Consulting Agreement dated as of April 18, 1994, between Raynet Corporation and Robert M. Halperin(8)
    10(i)          1995 Executive Deferred Compensation Plan(10)
    10(j)          Executive Termination Compensation Policy dated as of June 1, 1995(11)
    10(k)          Consulting/Employment Agreement dated as of June 7, 1995, between the company and Robert J. Saldich(11)
    10(l)          Employment letter between the company and Dr. Richard Kashnow dated August
                   11, 1995(12)
    10(m)          Supplemental agreement between the company and Dr. Richard Kashnow dated
                   February 5, 1996(13)
    10(n)          Agreement and release between the company and Mr. Harry O. Postlewait dated
                   November 16, 1995(13)
    10(o)          Participation Agreement between the company and U.S. Bancorp Leasing &
                   Financial dated April 11, 1996(15)
    10(p)          Participation Agreement between the company and Metlife Capital Limited
                   Partnership dated April 11, 1996(15)
    10(q)          Headlease Agreement A between the company and Fleet National Bank dated April
                   11, 1996(15)
    10(r)          Headlease Agreement B between the company and Fleet National Bank dated April
                   11, 1996(15)
    10(s)          Lease Agreement A between the company and Fleet National Bank dated April 11,
                   1996(15)
    10(t)          Lease Agreement B between the company and Fleet National Bank dated April 11,
                   1996(15)

    EXHIBIT NO.                                     DESCRIPTION
    -----------    -----------------------------------------------------------------------------
    10(u)          Agreement and release between the company and Mr. Michael T. Everett dated
                   July 22, 1996(15)
    10(v)          Consulting Agreement dated as of August 16, 1996, between the company and
                   Isaac Stein and Waverley Associates, Inc.(16)
    10(w)          Consulting Agreement dated as of December 12, 1996, between the company and
                   James F. Gibbons(17)
    10(x)          1996 Directors Stock Option Plan
    10(y)          Supplemental agreement between the company and Dr. Richard Kashnow dated June
                   30, 1997
    12             Computation of Ratio of Earnings to Fixed Charges
    13             Portions of the 1997 Annual Report to Stockholders
    21             Subsidiaries of the Registrant
    23             Consent of Independent Accountants
    27             Financial Data Schedule
    99(a)          List of subsidiaries whose employees are participating in the Amended and
                   Restated 1984 Employee Stock Purchase Plan for United States employees and employees of certain domestic and foreign subsidiaries.
    99(b)          List of subsidiaries whose employees are participating in the 1985
                   Supplemental Employee Stock Purchase Plan for employees of certain subsidiaries.

---------------

 (1) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, (File No. 2-15299) and incorporated by reference.

 (2) Filed as an exhibit to the company's Proxy Statement dated September 12, 1988, mailed to stockholders in connection with the 1988 Annual Meeting of Stockholders and incorporated by reference.

 (3) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, (File No. 2-15299) and incorporated by reference.

 (4) Filed as an exhibit to the Registration Statement on Form 8-A filed by the company on February 3, 1989, (File No. 2-15299) and incorporated by reference.

 (5) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, (File No. 2-15299) and incorporated by reference.

 (6) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, (File No. 2-15299) and incorporated by reference.

 (7) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.

 (8) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (File No. 2-15299) and incorporated by reference.

 (9) Filed as an exhibit to the company's Form 8-K dated November 16, 1994, (File No. 2-15299) and incorporated by reference.

(10) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on April 5, 1995, (Registration No. 33-58437) and incorporated by reference.

(11) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, (File No. 2-15299) and incorporated by reference.

(12) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, (File No. 2-15299) and incorporated by reference.

(13) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 2-15299) and incorporated by reference.

(14) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (File No. 2-15299) and incorporated by reference.

(15) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, (File No. 2-15299) and incorporated by reference.

(16) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (File No. 2-15299) and incorporated by reference.

(17) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, (File No. 2-15299) and incorporated by reference.