Form 10-Q
period 1997-09-30
RAYCHEM CORP
filed 1997-11-13
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                  YES [X]   NO [ ]


As of October 24, 1997, the registrant had outstanding 42,622,953 (a) shares of Common Stock, $1.00 par value.

(a) Shares outstanding does not reflect the two-for-one stock split approved by shareholders on November 7, 1997.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION

   Item 1: Financial Information

           Consolidated Condensed Statement of Income for
           the three months ended September 30, 1997 and 1996           1

           Consolidated Condensed Balance Sheet at
           September 30, 1997 and June 30, 1997                         2

           Consolidated Condensed Statement of Cash Flows for
           the three months ended September 30, 1997 and 1996           3

           Notes to Consolidated Condensed Financial
           Statements                                                   4

   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results of Operations             9


PART II.   OTHER INFORMATION

   Item 1: Legal Proceedings                                           19

   Item 5: Other Information                                           19

   Item 6: Exhibits and Reports on Form 8-K                            19


SIGNATURES                                                             20

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                     (in thousands except per share amounts)

                                   (UNAUDITED)


                                            Three Months Ended
                                               September 30,
                                          ------------------------
                                             1997          1996
                                          ---------      ---------
Revenues                                  $ 455,031      $ 430,311
Cost of goods sold                          226,948        209,076
Research and development expense             27,363         30,086
Selling, general, and administrative
   expense                                  112,306        119,575
Interest expense, net                         2,815          1,929
Other expense (income), net                   3,572        (19,038)
                                          ---------      ---------

Income before income taxes                   82,027         88,683

Provision for income taxes                   20,506         15,963
                                          ---------      ---------

Net income                                $  61,521      $  72,720
                                          =========      =========

Average number of shares
   outstanding(a)                            87,804         92,188
                                          =========      =========


Earnings per share(a)                     $    0.70      $    0.79
                                          =========      =========


Dividends per share(a)                    $    0.07      $    0.05
                                          =========      =========


(a) Reflects the two-for-one stock split approved by shareholders on November 7, 1997.



     See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (in thousands except share data)


                                                        (UNAUDITED)
                                                        SEPTEMBER 30,        June 30,
                                                             1997              1997
                                                        -------------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                             $    89,401       $    86,583
   Accounts receivable, net                                  350,327           339,142
   Inventories:
     Raw materials                                            84,175            82,008
     Work in process                                          57,964            54,677
     Finished goods                                          109,010           111,154
                                                         -----------       -----------
   Total inventories                                         251,149           247,839
   Prepaid taxes                                              45,002            42,998
   Other current assets                                       90,307            89,541
                                                         -----------       -----------
Total current assets                                         826,186           806,103
Property, plant, and equipment                             1,124,976         1,118,677
   Less accumulated depreciation and amortization            653,614           645,229
                                                         -----------       -----------
Net property, plant, and equipment                           471,362           473,448
Deferred tax assets                                          130,488           136,325
Other assets                                                  96,485            93,384
                                                         -----------       -----------
TOTAL ASSETS                                             $ 1,524,521       $ 1,509,260
                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                                $   122,903       $    54,063
   Accounts payable                                           82,522            88,625
   Other accrued liabilities                                 160,073           190,596
   Income taxes                                               50,984            40,598
   Current maturities of long-term debt                        5,348             5,752
                                                         -----------       -----------
Total current liabilities                                    421,830           379,634
Long-term debt                                               156,185           164,004
Deferred tax liabilities                                      24,732            25,827
Other long-term liabilities                                   88,276            86,017
Minority interests                                             9,174             8,759
Commitments and contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
     Authorized: 15,000,000 shares;  Issued: none                 --                --
   Common Stock, $1.00 par value
     Authorized: 150,000,000 shares
     Issued: 90,057,826 and 90,089,030 shares,
     respectively                                             90,058            90,089
   Additional contributed capital                            367,035           368,164
   Retained earnings                                         575,731           540,623
   Currency translation                                      (17,354)           (9,336)
   Treasury Stock, at cost (4,923,150 and 4,164,846
     shares, respectively)                                  (191,898)         (143,106)
   Other                                                         752            (1,415)
                                                         -----------       -----------
Total stockholders' equity                                   824,324           845,019
                                                         -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,524,521       $ 1,509,260
                                                         ===========       ===========


     See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30 (in thousands)                             1997            1996
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                            $  61,521       $  72,720
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Payments for restructurings and divestitures                          (7,438)         (4,918)
      Net (gain) loss on disposal of property, plant, and equipment         (1,223)             89
      Gain on sale of investment                                                --         (23,601)
      Depreciation and amortization                                         20,533          19,303
      Deferred income tax provision                                          1,320             618
      Changes in certain assets and liabilities, net of effects
         from restructuring and divestitures:
         Accounts receivable                                               (16,587)        (21,607)
         Inventories                                                        (6,284)            (77)
         Accounts payable and accrued liabilities                          (25,091)        (21,590)
         Income taxes                                                        8,652             613
         Other assets and liabilities                                           14          10,316
                                                                         ---------       ---------
Net cash provided by operating activities                                   35,417          31,866
                                                                         ---------       ---------

Cash flows from investing activities:
   Investment in property, plant, and equipment                            (25,282)        (15,108)
   Disposition of property, plant, and equipment                             8,314          11,622
   Advances to affiliated companies                                         (2,500)             --
   Proceeds from sale of investments and other                                  --             958
   Purchase of investments                                                      --          (7,500)
                                                                         ---------       ---------
Net cash used in investing activities                                      (19,468)        (10,028)
                                                                         ---------       ---------

Cash flows from financing activities:
   Net proceeds from (payments of) short-term debt                          70,119          (3,811)
   Proceeds from long-term debt                                                222          10,451
   Payments of long-term debt                                               (6,253)       (117,582)
   Common Stock repurchased                                                (94,386)        (27,173)
   Common Stock issued                                                      23,897          11,589
   Proceeds from repayments of stockholder notes receivable                    320              26
   Cash dividends                                                           (6,015)         (4,480)
                                                                         ---------       ---------
Net cash used in financing activities                                      (12,096)       (130,980)
                                                                         ---------       ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                     (1,035)            630
                                                                         ---------       ---------
Increase (decrease) in cash and cash equivalents                             2,818        (108,512)
Cash and cash equivalents at beginning of period                            86,583         224,115
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  89,401       $ 115,603
                                                                         =========       =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                 $   4,496       $   4,097
   Income taxes (net of refunds)                                             9,596           9,155


     See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three months ended September 30, 1997 and 1996, the financial position as of September 30, 1997, and the cash flows for the three months ended September 30, 1997 and 1996. The June 30, 1997 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1997. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the fiscal 1998 financial statement presentation.


COMMON STOCK

On November 7, 1997, the shareholders approved an increase in the authorized Common Stock to 150,000,000 shares and a two-for-one stock split of the company's Common Stock. The record date of the stock split will be the close of business on November 17, 1997, with an anticipated distribution date on or around December 3, 1997. All share and per share data amounts (including information regarding share repurchases) in these consolidated condensed financial statements and notes have been restated to reflect the stock split.


BUSINESS SEGMENTS

Revenues and operating income by business segment are as follows:

                                                       (in thousands)
                                                     Three months ended
                                                        September 30,
                                                  -------------------------
                                                     1997            1996
                                                  ---------       ---------
    Revenues
        Electronics OEM components                $ 199,903       $ 176,921
        Telecommunications and energy networks      191,236         189,947
        Commercial and industrial infrastructure     63,892          63,443
                                                  ---------       ---------
             Total revenues                       $ 455,031       $ 430,311
                                                  =========       =========

    Operating income
        Electronics OEM components                $  41,689       $  36,065
        Telecommunications and energy networks       50,190          44,178
        Commercial and industrial infrastructure     14,668          12,876
        Corporate group expenses                    (18,133)        (21,545)
                                                  ---------       ---------
             Total operating income               $  88,414       $  71,574
                                                  =========       =========

RECENT ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). The statement simplifies the standards for computing earnings per share (EPS) previously defined in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted for the second quarter of fiscal 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during the periods presented below:

                                                        Three months ended
                                                           September 30,
                                                         1997        1996
-----------------------------------------------------------------------------
      Earnings per share - as reported                   $0.70       $0.79
-----------------------------------------------------------------------------
      Basic earnings per share - pro forma               $0.72       $0.81
-----------------------------------------------------------------------------
      Diluted earnings per share - pro forma             $0.70       $0.79
-----------------------------------------------------------------------------


FINANCIAL INSTRUMENTS

Net gains and losses from forward exchange contracts used to cover receivables and payables totaled a $2.0 million gain and a $0.4 million loss for the three months ended September 30, 1997 and 1996, respectively. The company incurred total net foreign exchange losses of $0.4 million and $0.5 million for the three months ended September 30, 1997 and 1996, respectively. These realized and unrealized gains and losses are included in "Other expense (income), net." The total amount of foreign exchange exposure covered was $109 million at September 30, 1997. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the US dollar as functional currency. These exposures are primarily in Japanese yen (28% of net contract value), French francs (10%), Italian lire (9%), and Belgian francs (9%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at September 30, 1997 included $8 million in net intercompany payables in non-functional currencies and $7 million in net monetary assets in foreign countries with the US dollar as functional currency.


GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property, which gain is included in "Other expense (income), net."

MARKETABLE SECURITIES

Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at September 30, 1997 was $ 8 million. Gross unrealized gains were $3 million as of September 30, 1997 and are included as a separate component of "Stockholders' equity."


RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $53 million in the third quarter of 1997 to implement several streamlining programs and eliminate approximately 500 positions (the 1997 restructuring). Approximately $36 million of the 1997 restructuring charge is cash in nature and is expected to be funded through operating cash flow. The remaining $17 million represents asset writedowns of inventory, facilities, and machinery and equipment related to discontinued products and consolidation of manufacturing and distribution activities. As a result of the 1997 restructuring, approximately 246 employees have separated from the company as of September 30, 1997. The 1997 restructuring is expected to be substantially completed by the end of the current fiscal year.

The following table, which includes the 1997 restructuring as well as prior restructurings, sets forth the company's restructuring reserves as of September 30, 1997:

                                                       (in thousands)
                                                   Restructuring Reserves
                                                   ----------------------
                             Employee         Asset
                               Costs       Writedowns      Leases         Other          Total
                             --------      ----------     --------       --------       --------
Reserve Balances,
     June 30, 1997           $ 32,019       $  1,836      $    671       $    305       $ 34,831
Adjustment to reserves            (73)            11            --             62             --
Cash payments                  (6,320)            --          (646)          (472)        (7,438)
Non-cash items                   (176)            --            --            (99)          (275)
                             --------       --------      --------       --------       --------
RESERVE BALANCES,
     SEPTEMBER 30, 1997      $ 25,450       $  1,847      $     25       $   (204)      $ 27,118
                             ========       ========      ========       ========       ========


REPURCHASE OF COMMON STOCK

During the three months ended September 30, 1997, the company repurchased 2,000,000 shares of the company's Common Stock and reissued 1,241,696 shares, leaving 4,923,150 shares in treasury stock at September 30, 1997.


CONTINGENCIES

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

Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company sells its products into applications (including, for example, electronic interconnection products for aerospace and automotive markets) where product liability issues could be material. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

The company's major litigation matters as of September 30, 1997, are described below. These and certain other litigation matters with which the company is involved were more fully described in the company's annual report on Form 10-K filed with the Securities and Exchange Commission (SEC), as updated in subsequent reports filed with the SEC.

The company is a defendant in a product liability case in the United States District Court in Seattle, All Alaskan Seafoods, Inc., et al. v. Raychem Corporation, Minnesota Mining and Manufacturing Corporation and Marine Electric, Inc., et al. The action arises out of a cargo vessel fire allegedly caused by a heat-tracing product. Plaintiffs are seeking in excess of $150 million in damages. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

Four separate state actions based on essentially the same facts, alleging wrongful distributor termination and antitrust claims, have been consolidated in the Superior Court of San Mateo County, California, Unit Process Company, et al.
v. Raychem Corporation, et al. The dismissal in the United States District Court, Northern District of California, of an action alleging essentially the same facts was affirmed by the Ninth Circuit Court of Appeals in 1996. A motion to dismiss the state claims is pending. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Neither complaint specifies the amount of monetary damages claimed, although Bourns has stated its damage claim in an amount which would be material to the company. Many of the claims asserted in the company's state action will be tried with the federal action. On September 26, 1997, in the action entitled Bourns, Inc. v. Raychem Corporation, currently pending in the United States District Court, Central District of California, Bourns filed a RICO counterclaim against Raychem. On October 16, 1997, Raychem filed with the District Court a motion to dismiss this counterclaim, which motion is presently pending before the court. The company believes that it has meritorious claims and defenses in these cases and intends to vigorously litigate this matter.

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

SUBSEQUENT EVENT

On October 15, 1997, the company's Board of Directors announced its regular quarterly dividend of $0.07 per share payable on December 11, 1997, to stockholders of record as of November 12, 1997.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

------------------------------------------------------------------
                                       Three months ended
                                          September 30,
(in millions)                            1997       1996
------------------------------------------------------------------
Revenues                                 $455       $430
------------------------------------------------------------------
"Ongoing" pretax income                   $82        $65
Gain on sale of assets                      -         23
------------------------------------------------------------------
Pretax income                             $82        $88
Provision for income taxes                 20         15
------------------------------------------------------------------
Net income                                $62        $73
------------------------------------------------------------------


Revenues for the three months ended September 30, 1997 (first quarter of 1998) were $455 million, up 6% from the prior year quarter.

Ongoing pretax income for the first quarter of 1998 was $82 million, up 26% from the prior year quarter, reflecting higher sales volume and productivity improvements, which more than offset adverse impacts of currency movements.

Net income declined to $62 million in the first quarter of 1998 from $73 million in the first quarter of 1997. Net income in 1997 included a pre-tax gain of $23 million related to the sale of intellectual property. Additionally, the improvements in ongoing profitability in 1998 were partially offset by a higher estimated annual effective tax rate of 25% in 1998 compared to 18% in 1997.


REVENUES AND REVENUE GROWTH

Revenues of $455 million were up 6% from the prior year quarter. The revenue growth as reported was adversely impacted by the continuing strength of the US Dollar, which appreciated by approximately 10 to 20% against most European currencies between the first quarter of 1997 and the first quarter of 1998. Had exchange rates remained unchanged, Raychem's revenue growth would have been 12% over the prior year quarter. Revenues were also impacted by price reductions in some product lines due to volume discounts and competitive pressures as shown in the table below.

--------------------------------------------------------------------------------
Revenue growth in first quarter of 1998 over prior year quarter
(percent change over prior year quarter)
--------------------------------------------------------------------------------
Components of reported revenue growth:
        Growth in unit volumes, net of product mix changes       15%
        Effect of price reductions(a)                            (3%)
--------------------------------------------------------------------------------
Constant currency revenue growth                                 12%
        Effect of exchange rate changes                          (6%)
--------------------------------------------------------------------------------
Total reported revenue growth                                     6%
--------------------------------------------------------------------------------

(a) A management estimate based on changes in revenues at constant volume and mix


On a regional basis, revenues in constant currencies compared to the prior year quarter were up 35% in Latin America, 20% in Asia, 8% in Europe, and 7% in North America. Within Europe, revenues were up 35% in Eastern Europe and 6% in Western Europe.


GROSS PROFIT AND OPERATING EXPENSES

--------------------------------------------------------------------------------
                                                             Three months ended
                                                                September 30,
(percent of revenues)                                        1997          1996
--------------------------------------------------------------------------------
Gross profit                                                  50%           51%
--------------------------------------------------------------------------------
Selling, general, and administrative (SG&A)
   expense                                                    25%           28%
--------------------------------------------------------------------------------

Research and development (R&D) expense                         6%            7%
--------------------------------------------------------------------------------


Gross profit as a percent of reported revenues declined from 51% to 50% in the first quarter of 1998. This decline was principally due to the unfavorable currency movements, which more than offset the favorable impacts of manufacturing yield improvements and higher volumes.

SG&A expense as a percent of revenues declined from 28% in the first quarter of 1997 to 25% in 1998. The reduction in SG&A expense was largely the result of restructuring and other actions taken in prior years to reduce operating costs.

R&D expense as a percent of revenues declined to 6% in the first quarter of 1998 compared to 7% in the prior year quarter.

PROVISION FOR INCOME TAXES

The estimated annual effective tax rate was 25% for the first quarter of 1998, up from 18% for the prior year quarter. The higher estimated annual effective tax rate for 1998 is primarily attributable to lower US tax benefits and a change in the geographic mix of the company's earnings.


SEGMENT OPERATIONS

The following discussion of the results of operations is based on the company's business segments--electronics OEM components, telecommunications and energy networks, and commercial and industrial infrastructure.

Electronics OEM components
--------------------------------------------------------------------------
(dollars in millions)                         Three months ended
                                                 September 30,
                                              1997          1996
--------------------------------------------------------------------------
Revenues                                      $200          $177
--------------------------------------------------------------------------
Constant currency revenue growth                18%           15%
--------------------------------------------------------------------------
Operating income                               $42           $36
--------------------------------------------------------------------------

Revenues in the electronics OEM components business segment increased 18% on a constant currency basis to $200 million for the first quarter of 1998.

Revenues from sales of interconnection products, including wire and cable, heat-shrinkable tubing, marking systems, connectors, and other devices, grew to $115 million, up 6% on a constant currency basis. Growth was strongest among commercial electronics and transportation customers, with a small decline in sales of products for defense applications.

Sales of PolySwitch(R) circuit protection products reached $61 million, up 44% on a constant currency basis from the prior year quarter. Sales increased in all customer segments, led by continued rapid growth in MiniSMD(R) device business.

Revenues for Elo TouchSystems grew to $24 million, up 26% on a constant currency basis, as touchscreen product sales continued to gain momentum.

Prices declined by 2 to 5% in some of the segment's product lines. Operating income improved to $42 million due to the higher sales volume and productivity improvements, which more than offset the effects of price reductions and adverse currency movements.

Telecommunications and energy networks
---------------------------------------------------------------------------
(dollars in millions)                          Three months ended
                                                  September 30,
                                               1997          1996
---------------------------------------------------------------------------
Revenues                                       $191          $190
---------------------------------------------------------------------------
Constant currency revenue growth                  6%            2%
---------------------------------------------------------------------------
Operating income                                $50           $44
---------------------------------------------------------------------------

Revenues in the telecommunications and energy networks segment increased to $191 million for the first quarter of 1998, up 6% on a constant currency basis from the corresponding period in the prior year.

Sales of transmission electronics products rose 39% on a constant currency basis from the prior year quarter. Sales of copper closures and related accessories were up 5% from the prior year quarter, driven by increased demand in North America and Europe.

Operating income for the first quarter of 1998 was $50 million, up from $44 million in the prior year quarter, primarily reflecting higher sales volume and productivity improvements arising from prior restructuring actions.

Commercial and industrial infrastructure
--------------------------------------------------------------------------
(dollars in millions)                         Three months ended
                                                  September 30,
                                               1997         1996
--------------------------------------------------------------------------
Revenues                                       $64          $63
--------------------------------------------------------------------------
Constant currency revenue growth                10%           4%
--------------------------------------------------------------------------
Operating income                               $15          $13
--------------------------------------------------------------------------


Revenues from the sale of electrical heat-tracing and corrosion prevention products were $64 million in the first quarter of 1998, up 10% on a constant currency basis from the prior year quarter. The increase was primarily attributable to strong project business and to continuing gains in expanded distribution channels. Operating income was $15 million compared to $13 million in the prior year quarter due to productivity improvements, which more than offset the adverse impact of currency movements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources
---------------------------------------------------------------------------------
(dollars in millions)                        SEPTEMBER 30,        June 30,
                                                 1997              1997
---------------------------------------------------------------------------------
Debt net of cash                                  $195              $137
---------------------------------------------------------------------------------
Debt net of cash as a percent of
   stockholders' equity                             24%               16%
---------------------------------------------------------------------------------
Days sales outstanding (DSO)                        65                59
---------------------------------------------------------------------------------
Days sales in inventory (DSI)                       98                99
---------------------------------------------------------------------------------

The company's financial position continues to be strong. At September 30, 1997 the company had $89 million in cash and cash equivalents and $489 million in unused credit facilities, of which $359 million are committed facilities. The company also has an effective shelf registration statement on file with the Securities and Exchange Commission that enables it to issue up to $400 million in debt securities. The combination of cash and cash equivalents, available lines of credit, public debt issuance capabilities, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends and share repurchases, and for potential acquisitions.

Debt net of cash was $195 million on September 30, 1997 up from $137 million on June 30, 1997. The increase was primarily due to the repurchase of 1,000,000 (2,000,000 on a post-split basis) shares of the company's Common Stock for $94 million, which more than offset operating cash flow of $35 million.

Cash flows
---------------------------------------------------------------------------------
(dollars in millions)                                   Three months ended
                                                           September 30,
                                                       1997             1996
---------------------------------------------------------------------------------
Cash provided by (used in):
   Operating activities                                $35           $  32
   Investing activities                                (19)            (10)
   Financing activities                                (12)           (131)
Effect of exchange rate changes on cash
   and cash equivalents                                 (1)              1
---------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       $ 3           $(109)
---------------------------------------------------------------------------------


Cash provided by operating activities in the first quarter of 1998 was $35 million, slightly higher than the operating cash flow in the prior year quarter.

Cash used in investing activities increased $9 million compared to the prior year quarter, primarily due to higher spending on machinery and equipment.

Cash used in financing activities was down $119 million from the prior year quarter. The company spent $94 million for share repurchases in the first quarter of 1998 compared to $27 million in the prior year quarter. Higher spending on share repurchases was substantially offset by increased short term borrowings. In the first quarter of 1997, the company prepaid the balance of a syndicated term loan agreement, amounting to $118 million. In the first quarter of 1997, the company also replaced its $250 million four-year revolving credit facility with a $400 million five-year revolving credit facility with more favorable pricing and covenants than the previous facility.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements made in this management's discussion and analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation those relating to anticipated product and alliance plans, litigation matters, restructuring actions, expected tax position, currency effects, dividends, profitability, and other financial, economic, and growth-related commitments, targets, trends, or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

The company is in the process of implementing a number of complex restructuring actions. Implementation difficulties or market factors could reduce the estimated benefit of these actions, and timelines could be longer than anticipated. The company's revenues, operating results, and financial condition could also be adversely affected by its ability to effectively manage the transition to the new organizational structures and to outsource certain activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and the company will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. In addition, the company has entered, and in the future may enter, into arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the company's research and development efforts, acquisitions of new technologies and products, or arrangements with third parties, is not predictable and there can be no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse consequences from these actions.

Approximately two-thirds of the company's revenues result from sales outside the United States, a significant portion of which are denominated in foreign currencies. In addition, the company has several production facilities located outside the United States. The company's financial results therefore can be affected by changes in foreign currency rates. To mitigate these effects, the company hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). The company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the company's consolidated net income. Accordingly, the company's reported revenue and net income have been and in the future may be affected by changes in foreign exchange rates.

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

The provision for income taxes is determined by the company's level of profitability in each jurisdiction in which it is subject to tax. The geographic distribution and level of profitability are difficult to predict and may vary from forecasts, which could result in changes in estimates of the annual effective tax rate and could cause the estimated annual effective tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

In addition, the company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on the likelihood of generating sufficient future U.S. taxable income to utilize deductions and credits prior to their expiration. Management believes sufficient uncertainty exists regarding the realization of a portion of these deferred tax assets that a valuation allowance is required. The amount of the valuation allowance is periodically reassessed and may be adjusted depending on the company's outlook for future U.S. taxable income. During the latter half of the year, the company develops its strategic and annual business plans. These plans provide additional insight into the outlook for the company's future U.S. taxable income and, when combined with other factors (such as recent operating results), may serve as the basis for a future adjustment of the valuation allowance.

A portion of any future reduction in the valuation allowance would reduce the income tax provision. A significant portion of the remaining valuation allowance relates to deductions arising from the company's stock plans. Any reduction of the valuation allowance related to stock plan deductions would be reported as an increase to equity rather than as a reduction of the income tax provision. The company anticipates an annual effective tax rate for 1998 in the mid-twenty percent range. The company does not expect to report a significant discrete tax benefit in fiscal 1998 or thereafter. Commencing in fiscal 1999, the company anticipates a normalized tax rate in the mid-thirty percent range.

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

In the past, supplies of certain raw materials the company uses have become limited, and it is possible that this may occur again in the future. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In such cases, disruptions of established supply channels could result in increased prices, rationing, and shortages. In response, the company tries to identify alternative materials and technologies for such raw materials and components and to develop alternative sources of supply. Disruptions in the supply of raw materials and components can adversely affect financial results.

The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. In recent quarters there have been occasional capacity constraints in a few of the rapidly growing product lines. The company is reviewing various short- and long-term measures to address these constraints. However, production constraints can adversely affect the company's financial results.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company sells its products in several markets where product liability issues could be material, for example, electronic interconnection products for aerospace and automotive markets. Litigation tends to be unpredictable and costly and may be affected by events outside the company's control. There is no assurance that litigation will not have an adverse effect on the company's future financial position or results of operations.

The company has a substantial investment in intellectual properties--consisting of patents, trademarks, copyrights, and trade secrets-and relies significantly on the protection these intellectual property rights provide. Accordingly, the company protects these rights and from time to time becomes involved in issues of infringement or theft by third parties and related counterclaims, including unfair competition or infringement claims, by such third parties. The company has been involved, as both a defendant and a plaintiff, in intellectual property lawsuits and could become involved in others in the future. Litigation can be unpredictable and costly. It is possible that an unfavorable outcome in a suit related to intellectual property could be material to the company's future financial position or results of operations.

The company maintains property, cargo, auto, product, general liability, and directors and officers liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be an adverse effect on the company's financial results depending on the nature of the loss, and the type and level of insurance coverage maintained by the company. From time to time, the company may reevaluate and change the types and levels of insurance coverage that it purchases. There can be no assurance that insurance coverage will continue to be available to the company under all circumstances at commercially reasonable rates or, if available, will be adequate in amount.

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

The company's products are sold in competition with other products or technologies. The company's competitors include some of the largest companies in the world, many of which have financial, technical, and other resources substantially greater than the company's. Even when the company has strong intellectual property protection for its products, its products face competition from products based on other, sometimes lower cost, technologies. In some of the company's markets, prices trend downward over time, requiring improvements in manufacturing and design to remain competitive. In addition, operating results are subject to fluctuations in demand and the seasonal activity of certain product lines. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change, which can adversely affect demand for the company's products. For example, the telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until technology issues are more clearly resolved. In addition, many electric power utilities in foreign countries are being privatized, which may affect the purchasing policies of these utility companies.

A shortfall in revenue could result from a number of other factors, including but not necessarily limited to, overall economic conditions, lower than expected demand, or supply constraints. In addition, changes in the geographic or product mix of sales may impact gross profits. A substantial amount of the company's revenues are realized through orders and shipments booked within a quarter, and the backlog at the end of any quarter may not be predictive of the company's financial results for the following quarter. In addition, occurrences of any of the foregoing risks discussed in this section could have an impact on cash flow.

From time to time the company identifies (for itself, its divisions, and its strategic alliances) expectations, commitments, targets, trends, and goals related to various product, financial, economic, and operating matters, such as the company's growth, profitability, cash flow, capital spending, income statement and balance sheet items, tax position, share repurchases and cash dividends, currency movements, geographic trends, product plans, and alliances. These expectations, commitments, targets, trends and goals are not projections and there can be no assurance as to their accuracy. Whether these expectations, commitments, targets, trends or goals will be fulfilled is subject to a variety of factors including those listed above, and those appearing in all documents filed by the company with the Securities and Exchange Commission.

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

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On September 26, 1997, in the action entitled Bourns, Inc. v. Raychem Corporation, currently pending in the United States District Court, Central District of California, Bourns filed a RICO counterclaim against Raychem. On October 16, 1997, Raychem filed with the District Court a motion to dismiss this counterclaim, which motion is presently pending before the court. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.



ITEM 5:  OTHER INFORMATION

In the calculation of the ratio of earnings to fixed charges, "earnings" consist of income before income taxes, adjusted to add back fixed charges (excluding capitalized leases). "Fixed charges" consist of interest on all indebtedness, including both amounts expensed and amounts capitalized. A table setting forth the computation of the Ratio of Earnings to Fixed Charges for each of the five years in the period ended June 30, 1997, and for the three months ended September 30, 1997, is included in this filing as Exhibit 12. The company's ratio of earnings to fixed charges for the three months ended September 30, 1997, was 14.90.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Index to Exhibits

               EXHIBIT NO.          DESCRIPTION
                   12        Computation of Ratio of Earnings to Fixed Charges
                   27        Financial Data Schedule


        (b)    Reports on Form 8-K
               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               RAYCHEM CORPORATION
                                                   (Registrant)


DATE  November 13, 1997                        /s/ Raymond J. Sims
                                 -----------------------------------------------
                                                 Raymond J. Sims
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



                                              /s/ Deidra D. Barsotti
                                 -----------------------------------------------
                                                Deidra D. Barsotti
                                                Vice President and
                                                    Controller
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number              Description
-------             -----------
  12                Computation of Ratio of Earnings to Fixed Charges

  27                Financial Data Schedule