Form 10-Q
period 1997-12-31
RAYCHEM CORP
filed 1998-02-13
CIK 82206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                 (650) 361-3333
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]


As of January 20, 1998, the registrant had outstanding 84,847,437 shares of Common Stock, $1.00 par value.

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                          Page Number
                                                                          -----------
PART I.    FINANCIAL INFORMATION

   Item 1: Financial Information

           Consolidated Condensed Statement of Income for
           the three and six months ended December 31, 1997 and 1996            1

           Consolidated Condensed Balance Sheet at
           December 31, 1997 and June 30, 1997                                  2

           Consolidated Condensed Statement of Cash Flows for
           the six months ended December 31, 1997 and 1996                      3

           Notes to Consolidated Condensed Financial
           Statements                                                           4

   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results of Operations                     9


PART II.   OTHER INFORMATION

   Item 1: Legal Proceedings                                                   18

   Item 4: Submission of Matters to a Vote                                     18

   Item 5: Other Information                                                   19

   Item 6: Exhibits and Reports on Form 8-K                                    19


SIGNATURES                                                                     20

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (In thousands except per share data)

                                   (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                     December 31,                    December 31,
                                               ---------------------------------------------------------
                                                 1997             1996           1997             1996
                                               ---------       ---------       ---------       ---------
Revenues                                       $ 467,117       $ 441,047       $ 922,148       $ 871,358
Cost of goods sold                               237,134         215,681         464,082         424,757
Research and development expense                  28,149          29,501          55,512          59,587
Selling, general, and administrative
    expense                                      123,734         128,601         236,040         248,176
Interest expense, net                              2,855             256           5,670           2,185
Other expense (income), net                          630           4,902           4,202         (14,136)
                                               ---------       ---------       ---------       ---------

Income before income taxes                        74,615          62,106         156,642         150,789

Provision for income taxes                        18,654           9,671          39,160          25,634
                                               ---------       ---------       ---------       ---------

Net income                                     $  55,961       $  52,435       $ 117,482       $ 125,155
                                               =========       =========       =========       =========


Earnings per share-basic(a)                    $    0.66       $    0.59       $    1.38       $    1.40
                                               =========       =========       =========       =========

Earnings per share-assuming dilution(a)        $    0.64       $    0.57       $    1.34       $    1.36
                                               =========       =========       =========       =========

Dividends per share(a)                         $    0.07       $    0.05       $    0.14       $    0.10
                                               =========       =========       =========       =========

Average number of shares
    outstanding-basic(a)                          85,147          89,481          85,349          89,542
                                               =========       =========       =========       =========

Average number of shares
    outstanding-assuming dilution(a)              87,085          92,205          87,510          92,236
                                               =========       =========       =========       =========


(a) Adjusted for a two-for-one stock split effective November 17, 1997 and for the adoption of FAS 128.

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (In thousands except share data)

                                                           (UNAUDITED)
                                                           DECEMBER 31,        June 30,
                                                              1997               1997
                                                          -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $    78,872        $    86,583
   Accounts receivable, net                                   338,280            339,142
   Inventories:
      Raw materials                                            93,603             82,008
      Work in process                                          60,759             54,677
      Finished goods                                          109,551            111,154
                                                          -----------        -----------
   Total inventories                                          263,913            247,839
   Prepaid taxes                                               50,109             42,998
   Other current assets                                        95,078             89,541
                                                          -----------        -----------
Total current assets                                          826,252            806,103
Property, plant, and equipment                              1,139,783          1,118,677
   Less accumulated depreciation and amortization             669,056            645,229
                                                          -----------        -----------
Net property, plant, and equipment                            470,727            473,448
Deferred tax assets                                           130,101            136,325
Other assets                                                   97,871             93,384
                                                          -----------        -----------

TOTAL ASSETS                                              $ 1,524,951        $ 1,509,260
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                 $   106,378        $    54,063
   Accounts payable                                            81,992             88,625
   Other accrued liabilities                                  149,131            190,596
   Income taxes                                                63,233             40,598
   Current maturities of long-term debt                         5,173              5,752
                                                          -----------        -----------
Total current liabilities                                     405,907            379,634
Long-term debt                                                157,150            164,004
Deferred tax liabilities                                       25,392             25,827
Other long-term liabilities                                    87,739             86,017
Minority interests                                              9,112              8,759
Contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                 --                 --
   Common Stock, $1.00 par value
      Authorized: 150,000,000 shares
      Issued: 90,040,010 and 90,089,030 shares,
        respectively                                           90,040             90,089
   Additional contributed capital                             366,017            368,164
   Retained earnings                                          623,992            540,623
   Currency translation                                       (24,169)            (9,336)
   Treasury Stock, at cost (5,212,607 and 4,164,846
      shares, respectively)                                  (214,496)          (143,106)
   Other                                                       (1,733)            (1,415)
                                                          -----------        -----------
Total stockholders' equity                                    839,651            845,019
                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,524,951        $ 1,509,260
                                                          ===========        ===========


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, (in thousands)                               1997             1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $ 117,482        $ 125,155
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Payments and non-cash items for restructurings and
        divestitures                                                        (15,683)          (8,752)
      Net (gain) loss on disposal of property, plant, and equipment          (1,199)           1,022
      Gain on sale of investment                                                 --          (23,601)
      Depreciation and amortization                                          41,160           40,481
      Deferred income tax provision                                             457            2,551
      Changes in certain assets and liabilities, net of effects
         from restructuring and divestitures:
         Accounts receivable                                                (10,568)         (10,654)
         Inventories                                                        (21,336)         (15,388)
         Accounts payable and accrued liabilities                           (26,378)         (27,321)
         Income taxes                                                        17,240           (6,645)
         Other assets and liabilities                                           548           11,260
                                                                          ---------        ---------
Net cash provided by operating activities                                   101,723           88,108
                                                                          ---------        ---------

Cash flows from investing activities:
   Investment in property, plant, and equipment                             (48,972)         (32,483)
   Disposition of property, plant, and equipment                              8,329           16,039
   Proceeds from sale of investments and other                                   --           27,538
   Investment in, and advances to, investee                                  (5,000)          (7,500)
                                                                          ---------        ---------
Net cash (used in) provided by investing activities                         (45,643)           3,594
                                                                          ---------        ---------

Cash flows from financing activities:
   Net proceeds from (payments of) short-term debt                           55,019           (9,019)
   Proceeds from long-term debt                                               1,691           11,384
   Payments of long-term debt                                                (6,458)        (124,403)
   Common Stock repurchased                                                (135,964)         (76,437)
   Common Stock issued                                                       36,734           30,223
   Proceeds from repayments of stockholder notes receivable                     336              101
   Cash dividends                                                           (12,008)          (8,971)
                                                                          ---------        ---------
Net cash used in financing activities                                       (60,650)        (177,122)
                                                                          ---------        ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                      (3,141)          (1,752)
                                                                          ---------        ---------
Decrease in cash and cash equivalents                                        (7,711)         (87,172)
Cash and cash equivalents at beginning of period                             86,583          224,115
                                                                          ---------        ---------
Cash and cash equivalents at end of period                                $  78,872        $ 136,943
                                                                          =========        =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                  $   7,268        $   5,594
   Income taxes (net of refunds)                                             21,657           24,857


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1997 and 1996, the financial position as of December 31, 1997, and the cash flows for the six months ended December 31, 1997 and 1996. The June 30, 1997 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1997. The results of operations for the three and six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the 1998 financial statement presentation.


COMMON STOCK

On November 7, 1997, the stockholders approved an increase in the authorized Common Stock to 150,000,000 shares and a two-for-one stock split of the company's outstanding Common Stock. The record date of the stock split was the close of business on November 17, 1997, and the distribution date was December 3, 1997. All share and per share data (including information regarding share repurchases) in these consolidated condensed financial statements and notes have been restated to reflect the stock split.


BUSINESS SEGMENTS

Revenues and operating income by business segment are as follows:

                                                            (in thousands)
                                     ------------------------------------------------------------
                                         Three Months Ended               Six Months Ended
                                             December 31,                    December 31,
                                     --------------------------        --------------------------
                                        1997            1996              1997            1996
                                     ---------        ---------        ---------        ---------
Revenues
    Electronics OEM components       $ 203,334        $ 185,148        $ 403,237        $ 362,069
    Telecommunications and
        energy networks                191,691          184,721          382,927          374,668
    Commercial and industrial
        infrastructure                  72,092           71,178          135,984          134,621
                                     ---------        ---------        ---------        ---------
        Total revenues               $ 467,117        $ 441,047        $ 922,148        $ 871,358
                                     =========        =========        =========        =========

Operating income
    Electronics OEM components       $  38,218        $  36,530        $  79,907        $  72,595
    Telecommunications and
        energy networks                 41,404           35,224           91,594           79,402
    Commercial and industrial
        infrastructure                  19,772           16,484           34,440           29,360
    Corporate group expense            (21,294)         (20,974)         (39,427)         (42,519)
                                     ---------        ---------        ---------        ---------
        Total operating income       $  78,100        $  67,264        $ 166,514        $ 138,838
                                     =========        =========        =========        =========

EARNINGS PER SHARE

The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) during the second quarter of 1998. The statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB
15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15.


                                                  (in thousands, except per share amounts)
                                           -----------------------------------------------------
                                               Three Months Ended           Six Months Ended
                                                  December 31,                 December 31,
                                           -----------------------       -----------------------
                                             1997           1996           1997           1996
                                           --------       --------       --------       --------
Net income available to
      stockholders (numerator)             $ 55,961       $ 52,435       $117,482       $125,155
                                           ========       ========       ========       ========

Shares Calculation (denominator):

Average shares outstanding-basic             85,147         89,481         85,349         89,542

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options and
      employee stock purchase plan            1,938          2,724          2,161          2,694

                                           --------       --------       --------       --------
Average shares outstanding-
      assuming dilution                      87,085         92,205         87,510         92,236
                                           ========       ========       ========       ========

Earnings per share-basic                   $   0.66       $   0.59       $   1.38       $   1.40
                                           ========       ========       ========       ========

Earnings per share-assuming dilution       $   0.64       $   0.57       $   1.34       $   1.36
                                           ========       ========       ========       ========


Options to purchase 1,965,000 shares of Common Stock ranging between $46 and $48 per share were outstanding during the quarter ended December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options expire between August 2007 and December 2007.


FINANCIAL INSTRUMENTS

Net gains and losses from forward exchange contracts used to cover receivables and payables totaled a $5.2 million gain and a $0.1 million loss for the three months ended December 31, 1997 and 1996, respectively. Net gains and losses from forward exchange contracts totaled a $7.2 million gain and a $0.4 million loss for the six months ended December 31, 1997 and 1996, respectively. The company incurred total net foreign exchange losses of $0.2 million and $0.8 million for the three months ended December 31, 1997 and 1996, respectively. Total net foreign exchange losses were $0.6 million and $1.3 million for the six months ended December 31, 1997 and 1996, respectively. These realized and unrealized gains and losses are included in

"Other expense (income), net." The total amount of foreign exchange exposure covered was $124 million at December 31, 1997. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the US dollar as functional currency. These exposures are primarily in Japanese yen (24% of net contract value), Belgian francs (14%), French francs (11%), and Italian lire (11%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at December 31, 1997 included $5 million in net intercompany payables in non-functional currencies and $6 million in net monetary assets in foreign countries with the US dollar as functional currency.


GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property, which gain is included in "Other expense (income), net."


MARKETABLE SECURITIES

Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at December 31, 1997 was $9 million. Gross unrealized gains were $4 million as of December 31, 1997 and are included as a component of "Stockholders' equity."


RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $53 million in the third quarter of 1997 to implement several streamlining programs and eliminate approximately 500 positions (the 1997 restructuring). Approximately $36 million of the 1997 restructuring charge is cash in nature and is expected to be funded through operating cash flow. The remaining $17 million represents asset writedowns of inventory, facilities, and machinery and equipment related to discontinued products and consolidation of manufacturing and distribution activities. As a result of the 1997 restructuring, approximately 335 employees have separated from the company as of December 31, 1997. The 1997 restructuring is expected to be substantially completed by the end of the current fiscal year.

The following table, which includes the 1997 restructuring as well as prior restructurings, sets forth the company's restructuring reserves as of December 31, 1997:

                                                          (in thousands)
                                                      Restructuring Reserves
                            -----------------------------------------------------------------------
                             Employee        Asset
                              Costs        Writedowns       Leases          Other           Total
                            ---------       --------       --------        -------         --------
Reserve Balances,
     June 30, 1997          $ 32,019        $  1,836       $    671        $    305        $ 34,831

Cash payments                (12,821)             --           (646)           (472)        (13,939)
Non-cash items                (1,886)             --            (25)            167          (1,744)
                            --------        --------       --------        --------        --------
RESERVE BALANCES,
    DECEMBER 31, 1997       $ 17,312        $  1,836       $      0        $      0        $ 19,148
                            ========        ========       ========        ========        ========

REPURCHASE OF COMMON STOCK

During the six months ended December 31, 1997, the company repurchased 2,900,000 shares of the company's Common Stock and reissued 1,852,239 shares, leaving 5,212,607 shares in treasury stock at December 31, 1997.


CONTINGENCIES

The company and its subsidiaries are parties to lawsuits, or may in the future become parties to lawsuits, involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. The company maintains various levels of insurance to apply to certain product liability and other claims in excess of deductibles. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations.

Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company also sells other products into applications (including, for example, interconnection products such as wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices for aerospace and automotive markets) where product liability issues could be material. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, and for non-heat-tracing product liability claims, remains unchanged.

The company's major litigation matters as of December 31, 1997, are described below. These and certain other litigation matters with which the company is involved were more fully described in the company's annual report on Form 10-K filed with the Securities and Exchange Commission (SEC), as updated in subsequent reports filed with the SEC.

The company is a defendant in a product liability case in the United States District Court in Seattle, All Alaskan Seafoods, Inc., et al. v. Raychem Corporation, Minnesota Mining and Manufacturing Corporation and Marine Electric, Inc., et al. The action arises out of a cargo vessel fire allegedly caused by a heat-tracing product. The plaintiffs in this case are seeking in excess of $150 million in damages. On November 21, 1997, the District Court granted the company's motion to limit damages claimed by the plaintiffs to the value of the cargo lost or destroyed and certain other incidental claims of crew members (now alleged to be approximately $4 million) on account of the incident giving rise to the plaintiffs' claims. A motion for reconsideration filed by the plaintiffs has been denied by the District Court. Plaintiff's motion for clarification on the issue of what claimed damages remain in the case is pending before the court. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

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

On December 19, 1994, the company filed an action, Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, based on alleged misappropriation of trade secrets by a former employee of the company and Bourns. The company is seeking monetary damages from Bourns based on this claim of trade secret misappropriation. On May 2, 1995, Bourns filed a responsive action entitled Bourns, Inc. v. Raychem Corporation, in the

United States District Court, Central District of California, which action currently alleges antitrust and RICO claims against the company. Bourns claims substantial monetary damages in amounts which would be material to the company. The claims asserted in the company's trade secret misappropriation action will be tried with the federal antitrust and RICO action in a trial currently scheduled for May 1998. The company believes that it has meritorious claims and defenses in these cases. The company intends to vigorously litigate this matter.

Additionally, the company has been named, among others, as a potentially responsible party in an administrative proceeding alleging that it may be liable for the costs of correcting environmental conditions at a certain hazardous waste site. At this site, the company is alleged to be a de minimis generator of hazardous wastes, and the company believes that it has limited or no liability for cleanup costs at this site.


SUBSEQUENT EVENTS

On January 15, 1998, the company's Board of Directors increased the regular quarterly dividend to $0.08 per share payable on March 11, 1998, to stockholders of record as of February 11, 1998.

In July 1997, the board of directors authorized company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. Shares repurchased under the board of director's authorization are used to offset the dilution caused by the company's employee stock purchase and stock option plans. Between January 1, 1998 and February 12, 1998, the company has repurchased 1,110,000 shares of the company's Common Stock for $41 million. The company has utilized a portion of its committed borrowing facilities to partially finance these share repurchases.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

=========================================================================================
                                              Three months ended         Six months ended
                                                  December 31,              December 31,
(in millions)                                    1997      1996            1997      1996
=========================================================================================
Revenues                                         $467      $441            $922      $871
-----------------------------------------------------------------------------------------
"Ongoing" pretax income                          $ 75      $ 68            $157      $133
Severance and plant consolidation costs             -        (6)              -        (6)
Gain on sale of assets                              -         -               -        23
-----------------------------------------------------------------------------------------
Pretax income                                    $ 75      $ 62            $157      $151
Provision for income taxes                         19        10              39        26
-----------------------------------------------------------------------------------------
Net income                                       $ 56      $ 52            $117      $125
-----------------------------------------------------------------------------------------

Revenues for the three months ended December 31, 1997 (second quarter of 1998) were $467 million, up 6% from revenues of $441 million for the year-ago quarter.

Ongoing pretax income for the second quarter of 1998 was $75 million, up 10% from $68 million in the prior year quarter, reflecting higher sales volume and productivity improvements, which more than offset adverse impacts of currency movements. Pretax income would have been $8 million higher if exchange rates had remained unchanged from the prior year.

Net income for the second quarter of 1998 was $56 million, up 8% from $52 million in the prior year quarter. The increase in pretax income in the second quarter of 1998 was partially offset by a higher estimated annual effective tax rate of 25% in 1998 compared to 17% in 1997.

Ongoing pretax income for the six months ended December 31, 1997 (the first six months of 1998) increased to $157 million, up 18% from $133 million for the six months ended December 31, 1996 (the first six months of 1997). Net income for the first six months of 1998 declined to $117 million from $125 million in the comparable period in 1997. Net income in 1997 included a pre-tax gain of $23 million related to the sale of intellectual property. Additionally, the increase in ongoing operating income in 1998 was partially offset by a higher estimated annual effective tax rate of 25% in 1998 compared to 17% in 1997.

REVENUES AND REVENUE GROWTH

Revenues for the second quarter of 1998 were $467 million, up 6% from revenues of $441 million for the year-ago quarter. The revenue growth as reported was adversely impacted by the continuing strength of the US Dollar, which appreciated by approximately 10 to 15% against the Yen and most European currencies between the second quarter of 1997 and the second quarter of 1998. Revenue growth would have been 11% over the prior year quarter had exchange rates remained unchanged.

Revenues were also impacted by price reductions in some product lines due to volume discounts and competitive pressures, as shown in the table below.

(percent change over prior year period)
=================================================================================================
                                                   Three months ended           Six months ended
                                                   December 31, 1997           December 31, 1997
------------------------------------------------------------------------------------------------
Components of reported revenue growth:
        Growth in volumes,
           net of product mix changes                     14%                         14%
        Effect of price reductions(a)                     (3%)                        (3%)
------------------------------------------------------------------------------------------------
Constant currency revenue growth                          11%                         11%
        Effect of exchange rate changes                   (5%)                        (5%)
------------------------------------------------------------------------------------------------
Total reported revenue growth                              6%                          6%
-------------------------------------------------------------------------------------------------

(a) A management estimate based on changes in revenues at constant volume and mix

During the second quarter of 1998, revenues grew on a constant currency basis across all major geographic regions with 15% growth in North America, 9% in Europe, 5% in Asia and 18% growth in the rest of the world where strong increases in revenues from sales in Latin America were partially offset by revenue decreases in other markets. Shipments to Asian customers, as compared to the year-ago quarter, were affected by weaker economic conditions, particularly in Korea and Japan.


GROSS PROFIT AND OPERATING EXPENSES

====================================================================================================
                                                   Three months ended           Six months ended
                                                      December 31,                 December 31,
        (percent of revenues)                        1997        1996               1997       1996
----------------------------------------------------------------------------------------------------
        Gross profit                                  49%       51%                  50%       51%
----------------------------------------------------------------------------------------------------
        Selling, general, and administrative
           (SG&A) expense                             27%       29%                  26%       28%
----------------------------------------------------------------------------------------------------
        Research and development
           (R&D) expense                               6%        7%                   6%        7%
----------------------------------------------------------------------------------------------------


Gross profit as a percent of revenues declined to 49% in the second quarter of 1998 from 51% in the prior year quarter. The decline was principally due to a shift in mix to the company's newer product lines, some of which currently have lower margins than the corporate average, and to unfavorable currency movements, which more than offset the favorable impacts of manufacturing yield improvements.

SG&A expense as a percent of revenues declined to 27% in the second quarter of 1998 from 29% in the prior year quarter. The decrease in SG&A was a result of the 1997 restructuring program to streamline the company's operations and to reduce operating costs. Additionally, severance and plant consolidation costs in the amount of $5 million were incurred in the second quarter of 1997.


PROVISION FOR INCOME TAXES

The estimated annual effective tax rate was 25% during the second quarter of 1998, up from 17% during the prior year quarter. The higher estimated annual effective tax rate for 1998 is primarily attributable to lower US tax benefits and a change in the geographic mix of the company's earnings.


SEGMENT OPERATIONS

The following discussion of the results of operations is based on the company's business segments--electronics OEM components, telecommunications and energy networks, and commercial and industrial infrastructure.


Electronics OEM components

===========================================================================================
(dollars in millions)                         Three months ended         Six months ended
                                                  December 31,               December 31,
                                                 1997      1996            1997       1996
===========================================================================================
Revenues                                         $203      $185            $403       $362
-------------------------------------------------------------------------------------------
Constant currency revenue growth                   15%       19%             16%        17%
-------------------------------------------------------------------------------------------
Operating income                                 $ 38      $ 37            $ 80       $ 73
-------------------------------------------------------------------------------------------


Second quarter revenues for the electronics OEM components segment were $203 million, up 15% on a constant currency basis from the year-ago quarter. Revenues from the sale of interconnection products, including wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices, grew to $121 million, up 11% on a constant currency basis from the year-ago quarter. Strong growth in automotive, transportation and commercial markets more than offset declines in sales to defense customers. Revenues from the sale of circuit protection products (PolySwitch(R) devices) were $58 million, up 23% on a constant currency basis from the prior year quarter. Growth in the sales of PolySwitch devices slowed in Japan, but was more than offset by increasing sales in the rest of Asia and further penetration of the commercial electronics markets in Europe. Revenues from the sale of touchscreen products grew to $24 million, up 12% on a constant currency basis, reflecting slower sales in Japan.

Operating income for the second quarter of 1998 was $38 million compared to $37 million in the prior year's second quarter. The increase in operating income was mainly due to higher sales volume, which offset the effects of price reductions in some of the segment's product lines and the adverse effects of currency movements. This segment's operating income reflected the majority of the company's negative pretax currency effect.

Revenues for the first six months of 1998 were $403 million, up 16% on a constant currency basis from the first six months of 1997. Operating income for the first six months of 1998 was $80 million compared to $73 million in the first six months of 1997.

Telecommunications and energy networks

==========================================================================================
(dollars in millions)                          Three months ended         Six months ended
                                                   December 31,             December 31,
                                                 1997      1996            1997       1996
==========================================================================================
Revenues                                         $192      $185            $383       $375
------------------------------------------------------------------------------------------
Constant currency revenue growth                    9%        1%              8%         1%
------------------------------------------------------------------------------------------
Operating income                                 $ 41      $ 35            $ 92       $ 79
------------------------------------------------------------------------------------------


Second quarter revenues for the telecommunications and energy networks segment were $192 million, up 9% on a constant currency basis from the year-ago quarter. Revenues from the sale of telecommunications products, including copper- and fiber-based network accessories and access network electronics products (Miniplex(R) products), grew to $122 million, up 11% on a constant currency basis from the year-ago quarter. Revenues from the sale of Miniplex products grew sharply, driven by strong demand in North America. Copper-related product sales declined as growth in North and Latin America was more than offset by lower revenues elsewhere. Sales of energy network products were $70 million, up 5% on a constant currency basis. European sales levels improved, led by growing demand in Eastern European countries that are upgrading their electrical distribution systems.

Operating income for the second quarter of 1998 was $41 million, up from $35 million in the prior year quarter. The improvement in operating income was mainly due to higher sales volume, which more than offset price reductions in some of the segment's product lines.

Revenues for the first six months of 1998 were $383 million, up 8% on a constant currency basis from the first six months of 1997. Operating income for the first six months of 1998 was $92 million compared to $79 million in the first six months of 1997, primarily reflecting higher sales volume and reduced spending, which more than offset the effects of price reductions.


Commercial and industrial infrastructure

==========================================================================================
(dollars in millions)                          Three months ended         Six months ended
                                                   December 31,             December 31,
                                                 1997      1996            1997       1996
==========================================================================================
Revenues                                          $72       $71            $136       $135
------------------------------------------------------------------------------------------
Constant currency revenue growth                    8%        8%              9%         6%
------------------------------------------------------------------------------------------
Operating income                                  $20       $16            $ 34       $ 29
------------------------------------------------------------------------------------------

Second quarter revenues from the sale of electric heat-tracing and corrosion prevention products were $72 million, up 8% on a constant currency basis from the year-ago quarter. The increase in revenues was primarily attributable to strong project business and to continuing gains in expanded distribution channels. Operating income for the second quarter of 1998 was $20 million compared to $16 million in the same period in 1997. The improvement in operating income was primarily driven by higher sales volume and reduced spending, which more than offset the adverse impact of currency movements.

Revenues for the first six months of 1998 were $136 million, up 9% on a constant currency basis from the first six months of 1997. Operating income for the first six months of 1998 was $34 million compared to $29 million in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The company's financial position continues to be strong. At December 31, 1997 the company had $79 million in cash and cash equivalents and $501 million in unused credit facilities, of which $377 million are committed facilities. The company also has an effective shelf registration statement on file with the Securities and Exchange Commission that enables it to issue up to $400 million in debt securities. The combination of cash and cash equivalents, available lines of credit, public debt issuance capabilities, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends and share repurchases, and for potential acquisitions. The following table presents certain measures of liquidity and capital resources:


=========================================================================
(dollars in millions)                           DECEMBER 31,     JUNE 30,
                                                    1997          1997
=========================================================================
Debt net of cash                                     $190          $137
-------------------------------------------------------------------------
Debt net of cash as a percent of
      stockholders' equity                             23%           16%
-------------------------------------------------------------------------
Days sales outstanding (DSO)                           63            59
-------------------------------------------------------------------------
Days sales in inventory (DSI)                         102            99
-------------------------------------------------------------------------


Debt net of cash was $190 million on December 31, 1997 up from $137 million on June 30, 1997. The increase was primarily due to the repurchase of 2,900,000 shares of the company's Common Stock for $136 million, which more than offset operating cash flow of $102 million.


The table below summarizes the company's cash flows from operating, investing, and financing activities:

============================================================================
(dollars in millions)
Six months ended December 31,                           1997          1996
============================================================================
Cash provided by (used in):
     Operating activities                                $102         $  88
     Investing activities                                 (46)            4
     Financing activities                                 (61)         (177)
Effect of exchange rate changes on cash
     and cash equivalents                                  (3)           (2)
----------------------------------------------------------------------------
Decrease in cash and cash equivalents                    $ (8)        $ (87)
----------------------------------------------------------------------------


OPERATING ACTIVITIES

Cash provided by operating activities during the first six months of 1998 increased from the comparable period in the prior year, primarily due to improved cash flows from ongoing pretax income, offset by increased payments for severance liability, and increases in inventory.


INVESTING ACTIVITIES

Cash used in investing activities during the first six months of 1998 was $46 million, compared to $4 million of cash provided by investing activities in the prior year period.

Investments in property, plant and equipment were $49 million and $32 million for the first six months of 1998 and 1997, respectively. Cash flows from dispositions of property, plant and equipment were $8 million compared to $16 million in the prior year period.

In the second quarter of 1997, the company received $25 million from the sale of a portfolio of patents and related intellectual property.


FINANCING ACTIVITIES

Cash used in financing activities decreased in comparison to the prior year period. During the first six months of 1998, the company spent $136 million in share repurchases compared to $76 million in the prior year period. Higher spending on share repurchases was substantially offset by increased short-term borrowings. Net proceeds from short-term debt were $55 million in the first six months of 1998, compared to net payments of $9 million in the prior year period.

In the first quarter of 1997, the company prepaid the balance of a syndicated term loan agreement, amounting to $118 million. In addition, in the first quarter of 1997, the company replaced its $250 million four-year revolving credit facility with a $400 million five-year revolving credit facility with more favorable pricing and covenants than the previous facility.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements made in this management's discussion and analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those relating to anticipated product and alliance plans, litigation matters, restructuring actions, expected tax position, currency effects, dividends, profitability, and other financial, economic, and growth-related commitments, targets, trends, or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

The company is in the process of implementing a number of complex restructuring actions. Implementation difficulties or market factors could reduce the estimated benefit of these actions, and timelines could be longer than anticipated. The company's revenues, operating results, and financial condition could also be adversely affected by its ability to effectively manage the transition to the new organizational structures, to continually improve manufacturing processes and to outsource certain activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

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

Although international markets provide the company with significant growth opportunities, periodic economic downturns, changes in trade policies or tariffs, political instability and fluctuations in exchange rates are all risks which could adversely affect the company's financial results. During the second quarter of 1998, revenues in Asia represented approximately 18% of total revenues, which is consistent with prior period levels. With the current deterioration of economic conditions in certain Asian countries, future results in Asia will depend on the outcome of various efforts to stabilize these economic conditions. Continuing economic recession in Asia may lead to the cancellation of orders, pricing pressures, the increase of bad debts or other factors that might adversely affect the company's overall performance in Asia.

In 1996, the company began an enterprisewide process reengineering and information system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core legacy systems with a Year 2000 compliant fully integrated enterprisewide information system. This project covers all of the company's major manufacturing sites and sales locations and implementations are expected to continue for a number of years. During the second half of 1998, the company is expected to complete the implementation of the system for a major portion of its business in the US. The change in systems and processes is substantial and therefore may cause initial delays in order processing, shipments of products, invoicing and the accumulation and analysis of financial data.

As outlined above, the company is in the process of replacing its existing core legacy systems with a fully integrated enterprisewide information system that is Year 2000 compliant. This system will not be fully implemented in all geographies and divisions by the year 2000. However, the Company is taking steps to adapt existing systems, as necessary, which will not be changed by the year 2000. Additionally, the company continues to conduct comprehensive reviews of its remaining computer systems, products and infrastructure to determine the work necessary to be Year 2000 compliant. The company intends to fund its effort to become Year 2000 compliant through operating cash flows and is expensing costs related to this transition as incurred. Although the company does not expect that the Year 2000 problem will have a material adverse impact on its financial position or results of operations, the risks associated with the Year 2000 problem are pervasive and complex. The company's vendors and customers may also be affected by Year 2000 problems. Some risks may not be identified or corrected in a timely manner to prevent adverse effects. The company will continue to evaluate corrective actions to mitigate risks associated with the Year 2000 problem.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company also sells other products in markets where product liability issues could be material, for example, interconnection products such as wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices for aerospace and automotive markets. Litigation tends to be unpredictable and costly and may be affected by events outside the company's control. There is no assurance that litigation will not have an adverse effect on the company's future financial position or results of operations.

The company has a substantial investment in intellectual properties - consisting of patents, trademarks, copyrights, and trade secrets - and relies significantly on the protection these intellectual property rights provide. Accordingly, the company protects these rights and from time to time becomes involved in issues of infringement or theft by third parties and related counterclaims, including unfair competition or infringement claims, by such third parties. The company has been involved, as both a defendant and a plaintiff, in intellectual property lawsuits and could become involved in others in the future. Litigation can be unpredictable and costly. It is possible that an unfavorable outcome in a suit related to intellectual property could be material to the company's future financial position or results of operations.

The company maintains property, cargo, auto, product, general liability, and directors and officers liability insurance to protect itself against certain potential loss exposures. To the extent that losses occur, there could be an adverse effect on the company's financial results depending on the nature of the loss, and the type and level of insurance coverage maintained by the company. From time to time, the company may reevaluate and change the types and levels of insurance coverage that it purchases. There can be no assurance that insurance coverage will be available for all losses, will continue to be available to the company under all circumstances at commercially reasonable rates or, if available, will be adequate in amount.

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

The company anticipates an annual effective tax rate for 1998 in the mid-twenty percent range, which reflects the elimination of the valuation allowance related to U.S. deferred tax assets. The company does not expect to report a significant discrete tax benefit in fiscal 1998 or thereafter. Commencing in fiscal 1999, the company anticipates a normalized tax rate in the mid-thirty percent range.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and the company will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. In addition, the company has entered, and in the future may enter, into arrangements, including investments, with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the company's research and development efforts, acquisitions of new technologies and products, or arrangements with third parties, is not predictable and there can be no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse financial or other consequences from these actions.

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

From time to time the company identifies (for itself, its divisions, and its strategic alliances) expectations, commitments, targets, trends, and goals related to various product, financial, economic, and operating matters, such as the company's growth, profitability, cash flow, capital spending, income statement and balance sheet items, tax position, share repurchases and cash dividends, currency movements, geographic trends, product plans, and alliances. These expectations, commitments, targets, trends and goals are not projections and there can be no assurance as to their accuracy. Whether these expectations, commitments, targets, trends or goals will be fulfilled is subject to a variety of factors including those listed above, and those appearing in documents filed by the company with the Securities and Exchange Commission.

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

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On November 21, 1997, in the action entitled All Alaskan Seafoods, Inc., AAS-DMP Management Partnership, L.P. by Kodiak Marine Protein, Inc., General Partner, Holding Company Dalmoreproduct, Sandra Kegley, and Shin Nihon Global Co., Ltd.
v. Raychem Corporation, et al., currently pending in the United States District Court, Western District of Washington, the District Court granted the company's motion to limit damages claimed by the ship owner plaintiff to the value of the cargo lost or destroyed and certain other incidental claims of crew members (now alleged to be approximately $4 million) on account of the incident giving rise to the plaintiffs' claims. The plaintiffs' motion for reconsideration was denied by the District Court. A motion for clarification is presently pending before the Court. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.

On December 18, 1997, in the action entitled Bow Valley, et al. v. Saint John Shipbuiding and Raychem, the Supreme Court of Canada issued its decision on the plaintiff's appeal from the decision of the Court of Appeal in this case. In its decision, the Supreme Court upheld the lower court's dismissal of the plaintiffs' claim for pure economic loss. The Supreme Court, however, also absolved Saint John Shipbuilding of any liability, which increased the company's share of liability for the plaintiffs' property damage claim from 20% to 40%, or approximately $1.5 million in total. This amount is covered by insurance. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.

In the private cost recovery action entitled Members of the GBF/Pittsburg Landfill(s) Respondents Group v. Contra Costa Waste Service, Inc., et al., pending in the U.S. District Court for the Northern District of California, the company and plaintiffs have entered into a settlement agreement providing for a payment by the company in the amount of $15,000. This settlement is contingent upon its approval by the District Court. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE

(a) On November 7, 1997, the company held its Annual Meeting of Stockholders.

(b) The following Directors were elected:

                                                              Votes
               Name                      Votes For            Withheld
               ----                      ---------            --------
               Richard Dulude            35,825,909            96,727
               James F. Gibbons          35,825,670            96,965
               Richard A. Kashnow        35,818,026           104,609
               John P. McTague           35,819,901           102,735
               Dean O. Morton            35,830,712            91,923
               Isaac Stein               35,817,022           105,613
               Chang-Lin Tien            35,815,876           106,759
               Cyril J. Yansouni         35,823,677            98,959

(c) The following other matters were voted upon:

        1. Approval of amendment to the company's Amended and Restated Certificate of Incorporation to effect a two-for-one split of the company's Common Stock and to increase the number of shares of Common Stock authorized for issuance to 150,000,000.

                      Affirmative Votes:               35,833,715
                      Negative Votes:                      47,786
                      Abstentions:                         41,134

        2. Ratification of the appointment by the company's Board of Directors of Price Waterhouse LLP to audit the accounts of the company and its subsidiaries for the 1998 fiscal year.

                      Affirmative Votes:               35,841,696
                      Negative Votes:                      18,798
                      Abstentions:                         62,141


ITEM 5:  OTHER INFORMATION

In the calculation of the ratio of earnings to fixed charges, "earnings" consist of income before income taxes, adjusted to add back fixed charges (excluding capitalized leases). "Fixed charges" consist of interest on all indebtedness, including both amounts expensed and amounts capitalized. A table setting forth the computation of the Ratio of Earnings to Fixed Charges for each of the five years in the period ended June 30, 1997, and for the six months ended December 31, 1997, is included in this filing as Exhibit 12. The company's ratio of earnings to fixed charges for the six months ended December 31, 1997, was 13.98.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Index to Exhibits

                EXHIBIT NO.          DESCRIPTION
                    3(a)     Certificate of Amendment of Amended and Restated
                             Certificate of Incorporation
                   12        Computation of Ratio of Earnings to Fixed Charges
                   27        Financial Data Schedule


        (b)     Reports on Form 8-K
                None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                RAYCHEM CORPORATION
                                                   (Registrant)


Date: February 13, 1998                         /S/ RAYMOND J. SIMS
                                       -------------------------------------
                                                  Raymond J. Sims
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                              /S/ DEIDRA D. BARSOTTI
                                       -------------------------------------
                                                Deidra D. Barsotti
                                                Vice President and
                                                    Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

   EXHIBIT NO.                     DESCRIPTION
     3 (a)           Certificate of Amendment of Amended of Restated
                     Certificate of Incorporation
    12               Computation of Ratio of Earnings to Fixed Charges
    27               Financial Data Schedule