Form 10-Q
period 1998-03-31
RAYCHEM CORP
filed 1998-05-15
CIK 82206

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    (  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                              Yes   [X]   No   [ ]


As of April 21, 1998, the registrant had outstanding 83,834,984 shares of Common Stock, $1.00 par value.

================================================================================

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                           Page Number
                                                                           -----------
PART I.    FINANCIAL INFORMATION

   Item 1: Financial Information

           Consolidated Condensed Statement of Income for
           the three and nine months ended March 31, 1998 and 1997              1

           Consolidated Condensed Balance Sheet at
           March 31, 1998 and June 30, 1997                                     2

           Consolidated Condensed Statement of Cash Flows for
           the nine months ended March 31, 1998 and 1997                        3

           Notes to Consolidated Condensed Financial
           Statements                                                           4

   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results of Operations                     9


PART II.   OTHER INFORMATION

   Item 1: Legal Proceedings                                                   19

   Item 5: Other Information                                                   19

   Item 6: Exhibits and Reports on Form 8-K                                    20


SIGNATURES                                                                     21

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended                      Nine Months Ended
                                                       March 31,                             March 31,
                                            ------------------------------         ------------------------------
                                               1998               1997                1998               1997
                                            -----------        -----------         -----------        -----------
Revenues                                       $445,162           $427,878          $1,367,310         $1,299,236
Cost of goods sold                              232,558            218,996             696,640            643,753
Research and development expense                 26,091             28,905              81,603             88,492
Selling, general, and administrative
    expense                                     117,776            117,762             353,816            365,938
Provision for restructuring and
    divestitures                                     --             52,812                  --             52,812
Loss on minority investment                      11,973                 --              11,973                 --
Interest expense, net                             3,831                675               9,501              2,860
Other expense (income), net                         179                440               4,381            (13,696)
                                            -----------        -----------         -----------        -----------

Income before income taxes                       52,754              8,288             209,396            159,077

Provision (benefit) for income taxes             13,189            (60,165)             52,349            (34,531)
                                            -----------        -----------         -----------        -----------

Net income                                     $ 39,565           $ 68,453          $  157,047         $  193,608
                                            ===========        ===========         ===========        ===========


Earnings per share-basic(a)                    $   0.47           $   0.76          $     1.85         $     2.16
                                            ===========        ===========         ===========        ===========

Earnings per share-assuming
    dilution(a)                                $   0.46           $   0.74          $     1.81         $     2.10
                                            ===========        ===========         ===========        ===========

Dividends per share(a)                         $   0.08           $   0.07          $     0.22         $     0.17
                                            ===========        ===========         ===========        ===========

Average number of shares
    outstanding-basic(a)                         84,143             89,488              84,952             89,524
                                            ===========        ===========         ===========        ===========

Average number of shares
    outstanding-assuming dilution(a)             85,878             92,271              86,970             92,248
                                            ===========        ===========         ===========        ===========



(a) Adjusted for a two-for-one stock split effective November 17, 1997.

See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                           (UNAUDITED)
                                                          MARCH 31, 1998      June 30, 1997
                                                          --------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   96,903          $   86,583
   Accounts receivable, net                                    339,979             339,142
   Inventories:
      Raw materials                                             91,068              82,008
      Work in process                                           61,883              54,677
      Finished goods                                           125,764             111,154
                                                           -----------         -----------
   Total inventories                                           278,715             247,839
   Prepaid taxes                                                59,083              42,998
   Other current assets                                         86,787              89,541
                                                           -----------         -----------
Total current assets                                           861,467             806,103
Property, plant, and equipment                               1,146,869           1,118,677
   Less accumulated depreciation and amortization              673,501             645,229
                                                           -----------         -----------
Net property, plant, and equipment                             473,368             473,448
Deferred tax assets                                            129,711             136,325
Other assets                                                   107,330              93,384
                                                           -----------         -----------

TOTAL ASSETS                                                $1,571,876          $1,509,260
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                   $  152,287          $   54,063
   Accounts payable                                             89,322              88,625
   Other accrued liabilities                                   147,747             190,596
   Income taxes                                                 65,575              40,598
   Current maturities of long-term debt                          5,024               5,752
                                                           -----------         -----------
Total current liabilities                                      459,955             379,634
Long-term debt                                                 157,865             164,004
Deferred tax liabilities                                        27,343              25,827
Other long-term liabilities                                     95,632              86,017
Minority interests                                               9,298               8,759
Contingencies (See notes)
Stockholders' equity:
   Preferred Stock, $1.00 par value
      Authorized: 15,000,000 shares;  Issued: none                  --                  --
   Common Stock, $1.00 par value
      Authorized: 150,000,000 shares
      Issued: 90,034,351 and 90,089,030 shares, respectively    90,034              90,089
   Additional contributed capital                              365,796             368,164
   Retained earnings                                           653,153             540,623
   Currency translation                                        (30,036)             (9,336)
   Treasury Stock, at cost (6,245,013 and 4,164,846
      shares, respectively)                                   (255,745)           (143,106)
   Other                                                        (1,419)             (1,415)
                                                           -----------         -----------
Total stockholders' equity                                     821,783             845,019
                                                           -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,571,876          $1,509,260
                                                           ===========         ===========



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31, (in thousands)                                 1998              1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $157,047          $193,608
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      (Payments and non-cash items) provision, net of payments,
        for restructurings and divestitures                                (20,295)           39,744
      Loss on minority investment                                           11,973                --
      Net gain on sale of intellectual property and other assets              (896)          (21,743)
      Depreciation and amortization                                         61,049            58,757
      Deferred income tax provision (credit)                                 3,243           (65,850)
      Changes in certain assets and liabilities, net of effects
         from restructuring and divestitures:
         Accounts receivable                                               (15,828)          (18,972)
         Inventories                                                       (38,563)          (17,065)
         Accounts payable and accrued liabilities                          (13,572)          (16,803)
         Income taxes                                                       17,985            (7,009)
         Other assets and liabilities                                        2,592            12,205
                                                                         ---------         ---------
Net cash provided by operating activities                                  164,735           156,872
                                                                         ---------         ---------

Cash flows from investing activities:
   Investment in property, plant, and equipment                            (77,133)          (57,945)
   Disposition of property, plant, and equipment                             8,347            16,428
   Proceeds from sale of investments and other                                  --            27,538
   Investment in, and advances to, investee                                (15,300)           (7,500)
                                                                         ---------         ---------
Net cash used in investing activities                                      (84,086)          (21,479)
                                                                         ---------         ---------

Cash flows from financing activities:
   Net proceeds from (payments of) short-term debt                         101,367            (6,049)
   Proceeds from long-term debt                                              2,450            11,611
   Payments of long-term debt                                               (6,651)         (134,006)
   Common Stock repurchased                                               (192,033)         (128,351)
   Common Stock issued                                                      47,348            52,577
   Proceeds from repayments of stockholder notes receivable                    431               374
   Cash dividends                                                          (18,752)          (15,270)
                                                                         ---------         ---------
Net cash used in financing activities                                      (65,840)         (219,114)
                                                                         ---------         ---------
Effect of exchange rate changes on cash
   and cash equivalents                                                     (4,489)           (6,739)
                                                                         ---------         ---------
Increase (decrease) in cash and cash equivalents                            10,320           (90,460)
Cash and cash equivalents at beginning of period                            86,583           224,115
                                                                         ---------         ---------
Cash and cash equivalents at end of period                                $ 96,903          $133,655
                                                                         =========         =========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
   Interest (net of amounts capitalized)                                  $ 13,162          $  7,944
   Income taxes (net of refunds)                                            31,232            31,795



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1998 and 1997, the financial position as of March 31, 1998, and the cash flows for the nine months ended March 31, 1998 and 1997. The June 30, 1997 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1997. The results of operations for the three and nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the 1998 financial statement presentation.


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


BUSINESS SEGMENTS

Revenues and operating income by business segment were as follows:

                                                                  (in thousands)
                                      -----------------------------------------------------------------------
                                            Three Months Ended                       Nine Months Ended
                                                 March 31,                               March 31,
                                      -------------------------------         -------------------------------
                                          1998                1997                1998                1997
                                      -----------         -----------         -----------         -----------
Revenues
    Electronics OEM components           $208,441            $188,128          $  611,678          $  550,197
    Telecommunications and
        energy networks                   183,765             176,087             566,692             550,755
    Commercial and industrial
        infrastructure                     52,956              63,663             188,940             198,284
                                      -----------         -----------         -----------         -----------
        Total revenues                   $445,162            $427,878          $1,367,310          $1,299,236
                                      ===========         ===========         ===========         ===========


Operating income
    Electronics OEM components           $ 37,032            $ 27,956          $  116,939          $  100,551
    Telecommunications and
        energy networks                    39,298                 134             130,892              79,536
    Commercial and industrial
        infrastructure                     11,336              11,337              45,776              40,697
    Corporate group expense               (18,929)            (30,024)            (58,356)            (72,543)
                                      -----------         -----------         -----------         -----------
        Total operating income           $ 68,737            $  9,403          $  235,251          $  148,241
                                      ===========         ===========         ===========         ===========

EARNINGS PER SHARE

In the second quarter of 1998, the company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) to all periods presented. The following table presents a reconciliation of the numerators and denominators of earnings per common share-basic, and -assuming dilution.

                                                      (in thousands, except per share amounts)
                                            --------------------------------------------------------
                                               Three Months Ended               Nine Months Ended
                                                    March 31,                       March 31,
                                            ------------------------        ------------------------
                                              1998            1997            1998            1997
                                            --------        --------        --------        --------
Net income available to
      stockholders (numerator)               $39,565         $68,453        $157,047        $193,608
                                            ========        ========        ========        ========

Shares Calculation (denominator):

Average shares outstanding-basic              84,143          89,488          84,952          89,524

Effect of Dilutive Securities:

Potential Common Stock
      relating to stock options and
      employee stock purchase plan             1,735           2,783           2,018           2,724

                                            --------        --------        --------        --------
Average shares outstanding-
      assuming dilution                       85,878          92,271          86,970          92,248
                                            ========        ========        ========        ========

Earnings per share-basic                     $  0.47         $  0.76        $   1.85        $   2.16
                                            ========        ========        ========        ========

Earnings per share-assuming dilution         $  0.46         $  0.74        $   1.81        $   2.10
                                            ========        ========        ========        ========


Options to purchase 2,388,539 shares of Common Stock ranging between $40.25 and $47.94 per share were outstanding during the quarter ended March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire between January 2007 and March 2008.


FINANCIAL INSTRUMENTS

Net gains and losses from forward exchange contracts used to cover receivables and payables totaled a $0.1 million gain and a $0.1 million loss for the three months ended March 31, 1998 and 1997, respectively. Net gains and losses from forward exchange contracts totaled a $7.3 million gain and a $0.5 million loss for the nine months ended March 31, 1998 and 1997, respectively. The company incurred total net foreign exchange losses of $0.1 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively. Total net foreign exchange losses were $0.7 million and $2.2 million for the nine months ended March 31, 1998 and 1997, respectively. These realized and unrealized gains and losses are included in "Other expense (income), net." The total amount of foreign exchange exposure covered was $129 million at March 31, 1998. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the U.S. dollar as functional currency. These exposures are primarily in Japanese yen (38% of net contract value), French francs (10%), Italian lira (10%), and Belgian francs (9%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging. Such exposures at March 31, 1998 included $6 million in net intercompany payables in non-functional currencies and $8 million in net monetary assets in foreign countries with the U.S. dollar as functional currency.


MARKETABLE SECURITIES

Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of the marketable securities held at March 31, 1998 was $11 million. Gross unrealized gains were $4 million as of March 31, 1998 and are included as a component of "Stockholders' equity."


RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $53 million in the third quarter of 1997 to implement several streamlining programs and eliminate approximately 500 positions (the 1997 restructuring). As of March 31, 1998, 372 employees have separated from the company and 71 employees have assumed other positions within the company as a result of the 1997 restructuring. The 1997 restructuring is expected to be substantially completed by the end of the current fiscal year.

The following table, which includes the 1997 restructuring as well as prior restructurings, sets forth the company's restructuring reserves as of March 31, 1998:

                                                        (in thousands)
                          ---------------------------------------------------------------------------
                          Employee          Asset
                           Costs          Writedowns        Leases           Other             Total
                          --------        ----------       --------         --------         --------
Reserve Balances,
     June 30, 1997        $ 32,019           $1,836           $ 671            $ 305         $ 34,831
Cash payments              (16,597)              --            (646)            (472)         (17,715)
Non-cash items              (2,722)              --             (25)             167           (2,580)
                          --------         --------        --------         --------         --------
RESERVE BALANCES,
    MARCH 31, 1998        $ 12,700           $1,836           $   0            $   0         $ 14,536
                          ========         ========        ========         ========         ========


LOSS ON MINORITY INVESTMENT

Operating income for the quarter ended March 31, 1998 includes a non-recurring, non-cash charge of $12 million ($9 million after tax) reflecting the write-off of goodwill, cash advances and other assets related to Raychem's investment in Superconducting Core Technologies, Inc. (SCT). SCT ceased commercial operations in early March 1998 due to delays in commercialization efforts and insufficient funding to support future cash-flow needs.


GAIN ON SALE OF ASSETS

In the first quarter of 1997, the company recorded a $23 million pretax gain from the sale of a portfolio of patents and intellectual property which is included in "Other expense (income), net."

REPURCHASE OF COMMON STOCK

During the nine months ended March 31, 1998, the company repurchased 4,400,000 shares of its Common Stock and reissued 2,319,833 shares, leaving 6,245,013 shares in treasury stock at March 31, 1998.


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

Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company sells its products into applications (including, for example, electronic interconnect products for aerospace and automotive markets) where product liability issues could be material. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

The company's major litigation matters as of March 31, 1998, are described below. These and certain other litigation matters with which the company is involved were more fully described in the company's annual report on Form 10-K filed with the Securities and Exchange Commission (SEC), as updated in subsequent reports filed with the SEC.

The company is a defendant in a product liability case in the United States District Court in Seattle, All Alaskan Seafoods, Inc., et al. v. Raychem Corporation, Minnesota Mining and Manufacturing Corporation and Marine Electric, Inc., et al. The action arises out of a cargo vessel fire allegedly caused by a heat-tracing product. The plaintiffs in this case are seeking in excess of $150 million in damages. On November 21, 1997, the District Court granted the company's motion to limit damages claimed by the plaintiffs to the value of the cargo lost or destroyed and certain other incidental claims of crew members (now alleged to be approximately $4 million) on account of the incident giving rise to the plaintiffs' claims. The plaintiffs subsequently filed motions with the District Court for reconsideration and for clarification of the District Court's order. The motion for reconsideration has been denied by the District Court. The District Court has requested that the parties submit briefs with respect to the motion for clarification on the issue of what claimed damages remain in the case. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

Four separate state actions based on essentially the same facts, alleging wrongful distributor termination and antitrust claims, have been consolidated in the Superior Court of San Mateo County, California, Unit Process Company, et al.
v. Raychem Corporation, et al. The dismissal in the United States District Court, Northern District of California, of an action alleging essentially the same facts was affirmed by the Ninth Circuit Court of Appeals in 1996. On February 25, 1998, the Superior Court granted the company's motion to dismiss this lawsuit, with leave to the plaintiffs to amend certain of their claims. Plaintiffs have filed a motion with the Superior Court for reconsideration of the Superior Court's order, which motion is pending before the court. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Neither complaint specifies the amount of monetary damages claimed, although Bourns has stated its damage claim in an amount which would be material to the company. Many of the claims asserted in the company's state action will be tried with the federal action. On September 26, 1997, in the action entitled Bourns, Inc. v. Raychem Corporation, Bourns filed a RICO counterclaim against Raychem. On March 3, 1998, the District Court granted Raychem's motion to dismiss Bourns' RICO counterclaim against Raychem. On March 9, 1998, this case was transferred by order of the court from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial date for this action is presently set for June 16, 1998. The company believes that it has meritorious claims and defenses in these cases and intends to vigorously litigate this matter.

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


SUBSEQUENT EVENTS

On April 15, 1998, the company's Board of Directors announced its regular quarterly dividend of $0.08 per share, payable on June 10, 1998, to stockholders of record as of May 13, 1998.

In July 1997, the board of directors authorized the company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. Shares repurchased under the board of directors' authorization are used to offset the dilution caused by the company's employee stock purchase and stock option plans. Between April 1, 1998 and May 12, 1998, the company has repurchased 500,000 shares of the company's Common Stock for $20 million. The company has utilized a portion of its committed borrowing facilities to partially finance share repurchases.

On May 15, 1998, the company announced the formation of a new Telecommunications, Energy and Industrial (TE&I) group combining businesses in its telecommunications and energy networks and commercial and industrial infrastructure segments. As part of its growth strategy, the company is realigning its businesses to meet customers' needs for broader product and service offerings and more efficient global sales and distribution channels.

The company expects to take a non-recurring restructuring charge on the order of $20 million during the fourth quarter of 1998. When fully implemented, these actions are expected to allow the company to reduce operating expenses and manufacturing costs by about $20 million per year.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

----------------------------------------------------------------------------------------------------------------
                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
(in millions)                                             1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------
Revenues                                                 $   445         $   428         $ 1,367         $ 1,299
----------------------------------------------------------------------------------------------------------------
"Ongoing" pretax income                                  $    65         $    61         $   221         $   195
Loss on minority investment                                  (12)             --             (12)             --
Provision for restructuring and divestitures                  --             (53)             --             (53)
Gain on sale of assets                                        --              --              --              23
Severance, plant consolidation, and other charges             --              --              --              (6)
----------------------------------------------------------------------------------------------------------------
Pretax income                                            $    53         $     8         $   209         $   159
Provision (benefit) for income taxes                          13             (60)             52             (35)
----------------------------------------------------------------------------------------------------------------
Net income                                               $    40         $    68         $   157         $   194
----------------------------------------------------------------------------------------------------------------


Revenues for the three months ended March 31, 1998 (third quarter of 1998) were $445 million, up 4% from revenues of $428 million for the year-ago quarter.

Ongoing pretax income for the third quarter of 1998 was $65 million, up 7% from $61 million in the prior year quarter. The increase in ongoing pretax income was primarily the result of higher sales volume, partially offset by price reductions, lower margins due to product mix effects and adverse currency movements. Currency movements reduced ongoing pretax income by approximately $7 million.

As a result of the company's revised outlook for the current fiscal year, bonus expense was reduced, increasing pretax income by $7 million as compared to the prior year quarter.

Pretax income for the third quarter of 1998 included a non-recurring charge of $12 million ($9 million after tax) reflecting the write-off of goodwill, cash advances and other assets related to Raychem's investment in Superconducting Core Technologies, Inc. (SCT), which ceased commercial operations in early March 1998. Pretax income for the third quarter of 1997 included a pretax restructuring charge of $53 million, which impacted each of the business segments.

The effect of income taxes on the company's results for the three and nine months ended March 31, 1998 and 1997 is described in the section, Income Taxes.

Ongoing pretax income for the nine months ended March 31, 1998 increased to $221 million, up 14% from $195 million for the nine months ended March 31, 1997. Pretax results for the first nine months of 1998 included a non-recurring charge of $12 million reflecting the write-off of SCT-related assets. Pretax results for the first nine months of 1997 included a restructuring charge of $53 million, a gain of $23 million from the sale of intellectual property and a charge of $6 million for severance and plant consolidation costs.

REVENUES AND REVENUE GROWTH

Revenues for the third quarter of 1998 were $445 million, up 4% from revenues of $428 million for the year-ago quarter. Revenue growth as reported was adversely impacted by the continued strengthening of the U.S. dollar, which appreciated by approximately 7% to 11% against the Japanese yen and most European currencies between the third quarter of 1997 and the third quarter of 1998. Revenue growth would have been 9% over the prior year quarter had exchange rates remained unchanged.

Revenues were also impacted by price reductions in several product lines due to competitive pressures, as shown in the table below.

(percent change over prior year period)
--------------------------------------------------------------------------------------
                                               Three months ended    Nine months ended
                                                 March 31, 1998       March 31, 1998
--------------------------------------------------------------------------------------
Components of reported revenue growth:
        Growth in volumes,
           net of product mix changes                  13%                 14%
        Effect of price reductions(a)                  (4%)                (3%)
--------------------------------------------------------------------------------------
Constant currency revenue growth                        9%                 11%
        Effect of exchange rate changes                (5%)                (6%)
--------------------------------------------------------------------------------------
Total reported revenue growth                           4%                  5%
--------------------------------------------------------------------------------------

(a) A management estimate based on changes in revenues at constant volume and mix

On a constant currency basis, third quarter revenues grew 24% in North America and 2% in Europe, were flat in Asia and declined by 1% in the rest of the world, compared to the prior-year period. The strong sales growth in North America was largely driven by sales increases in the telecommunications and energy networks segment. The slow growth in Europe was mainly caused by a decline in sales in the commercial and industrial infrastructure segment, primarily in Germany, which offset sales increases in the electronics OEM components segment. Revenues in Asia were flat due to the continuing weak economic conditions in Korea and the ASEAN region, which offset sales increases in Taiwan. Revenues in the rest of the world declined by 1%, as revenue growth of 13% in Latin America was offset by revenue declines in other regions.


GROSS PROFIT AND OPERATING EXPENSES

------------------------------------------------------------------------------------------------------------
                                                  Three months ended                  Nine months ended
                                                        March 31,                          March 31,
(percent of revenues)                            1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------
Gross profit                                       48%               49%               49%               50%
------------------------------------------------------------------------------------------------------------
Selling, general, and administrative
   (SG&A) expense                                  27%               28%               26%               28%
------------------------------------------------------------------------------------------------------------
Research and development
   (R&D) expense                                    6%                7%                6%                7%
------------------------------------------------------------------------------------------------------------


Gross profit as a percent of revenues was 48% in the third quarter of 1998, down slightly from the prior-year quarter. The decline was primarily due to unfavorable currency movements and price reductions.

SG&A expense as a percent of revenues declined to 27% in the third quarter of 1998, compared to 28% in the prior year quarter. The decrease in SG&A was in part a result of the 1997 restructuring program to streamline the company's operations and to reduce operating costs.


INCOME TAXES

The estimated annual effective tax rate in 1998 was 25% compared to 13% in the year-ago quarter. The higher estimated annual effective tax rate for 1998 is primarily attributable to lower U.S. tax benefits and a change in the geographic mix of the company's earnings. Income taxes in the third quarter of 1998 were a net provision of $13 million compared to a net benefit of $60 million in the year-ago quarter. In the prior year period, the company recorded discrete tax benefits of $55 million resulting from the company's reassessment of the valuation allowance related to its deferred tax assets. In addition, the prior year period also included a catch-up tax benefit of $6 million to reduce the estimated 1997 effective tax rate to 13%.


SEGMENT OPERATIONS

The following discussion of the results of operations is based on the company's business segments--electronics OEM components, telecommunications and energy networks, and commercial and industrial infrastructure.


ELECTRONICS OEM COMPONENTS
----------------------------------------------------------------------------------------------
(dollars in millions)                           Three months ended         Nine months ended
                                                    March 31,                  March 31,
                                                 1998      1997            1998       1997
----------------------------------------------------------------------------------------------
Revenues                                         $208      $188            $612       $550
----------------------------------------------------------------------------------------------
Constant currency revenue growth                   15%       12%             16%        15%
----------------------------------------------------------------------------------------------
Operating income                                  $37       $28            $117       $101
----------------------------------------------------------------------------------------------


Third quarter revenues for the electronics OEM components segment rose to $208 million, up 15% on a constant currency basis from the year-ago quarter. Revenues from the sale of interconnect products, including wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices, grew to $123 million, up 13% on a constant currency basis, mainly the result of continued growth in sales of wire and cable products to the automotive, transportation and commercial markets. Interconnect products had double digit growth rates in Europe and North America and moderate growth rates in Asia and Latin America as compared to the prior year quarter. Revenues from the sale of circuit protection products (PolySwitch(R) devices) were $59 million, up 30% in unit volume and up 21% in revenues on a constant currency basis. Growth was mainly driven by strong demand from computer manufacturers for circuit protection products. Revenues from the sale of touchscreen products grew to $27 million, up 16% on a constant currency basis, as significant growth in Europe and North America offset sales declines in Asia.

Operating income in the third quarter of 1998 was $37 million, compared to ongoing operating income of $40 million in the prior year quarter (excluding restructuring charges of $12 million incurred by the segment in 1997). The current quarter's operating income declined primarily due to the adverse effects of currency movements, price reductions in several of the segment's product lines and increased interconnect product manufacturing costs, which offset increased sales volumes.

Revenues for the first nine months of 1998 were $612 million, up 16% on a constant currency basis from the first nine months of 1997. Operating income for the first nine months of 1998 was $117 million, compared to ongoing operating income of $113 million in the first nine months of 1997 (excluding restructuring charges of $12 million incurred by the segment in 1997).


TELECOMMUNICATIONS AND ENERGY NETWORKS
----------------------------------------------------------------------------------------------
(dollars in millions)                         Three months ended         Nine months ended
                                                    March 31,                 March 31,
                                                 1998      1997            1998       1997
----------------------------------------------------------------------------------------------
Revenues                                         $184      $176            $567       $551
----------------------------------------------------------------------------------------------
Constant currency revenue growth                    9%       (2%)             8%         0%
----------------------------------------------------------------------------------------------
Operating income                                 $ 39      $  0            $131       $ 80
----------------------------------------------------------------------------------------------


Third quarter revenues for the telecommunications and energy networks segment were $184 million, up 9% on a constant currency basis from the year-ago quarter. Revenues from the sale of telecommunications products, including copper- and fiber-based network accessories and access network electronics products, were $121 million, up 11% on a constant currency basis. Strong growth in North America, driven by robust access network electronics demand, offset sales declines in other regions. Strong demand for gel-filled copper connector products partially offset continued declines in copper cable closure sales. Sales of energy network products were $62 million, up 4% on a constant currency basis. Sales of energy network products improved in all regions except Asia, where economic conditions contributed to sales declines.

Operating income in the third quarter of 1998 was $39 million, compared to ongoing operating income of $29 million in the prior year quarter (excluding restructuring charges of $29 million incurred by the segment in 1997). The current quarter's operating income increased by 34% primarily due to higher sales volume, improved manufacturing yields - especially for access network electronic products - and positive currency translation effects. These positive factors more than offset the effects of a shift in mix to the segment's newer product lines, which currently have lower margins than the segment's average, and of price reductions in some of the segment's product lines.

Revenues for the first nine months of 1998 were $567 million, up 8% on a constant currency basis from the first nine months of 1997. Operating income for the first nine months of 1998 was $131 million, compared to ongoing operating income of $109 million in the first nine months of 1997 (excluding restructuring charges of $29 million incurred by the segment in 1997).

COMMERCIAL AND INDUSTRIAL INFRASTRUCTURE
----------------------------------------------------------------------------------------------
(dollars in millions)                          Three months ended        Nine months ended
                                                   March 31,                  March 31,
                                                 1998      1997            1998       1997
----------------------------------------------------------------------------------------------
Revenues                                          $53       $64            $189       $198
----------------------------------------------------------------------------------------------
Constant currency revenue growth                  (12%)      15%              2%         9%
----------------------------------------------------------------------------------------------
Operating income                                  $11       $11            $ 46       $ 41
----------------------------------------------------------------------------------------------


Revenues for the commercial and industrial infrastructure segment were $53 million in the third quarter of 1998, down 12% on a constant currency basis from the same period in the prior year. Strong sales of corrosion prevention products, up 12%, were more than offset by a decline in sales of heat tracing products, down 25%. The decline in revenues occurred primarily in Europe, where sales in Germany decreased significantly as compared to the prior year quarter, largely due to a relatively mild winter.

Operating income in the third quarter of 1998 was $11 million, compared to ongoing operating income of $14 million in the prior year quarter (excluding restructuring charges of $3 million incurred by the segment in 1997). The current quarter's operating income decline was primarily caused by the reduction in sales volume and adverse currency impacts, which more than offset manufacturing yield improvements during the quarter.

Revenues for the first nine months of 1998 were $189 million, up 2% on a constant currency basis from the first nine months of 1997. Operating income for the first nine months of 1998 was $46 million, compared to ongoing operating income of $44 million in the first nine months of 1997 (excluding restructuring charges of $3 million incurred by the segment in 1997). The strong results of the first two quarters of 1998 were partially offset by a weak third quarter.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the company had $97 million in cash and cash equivalents and $458 million in unused credit facilities, of which $332 million are committed facilities. The company also has an effective shelf registration statement on file with the Securities and Exchange Commission that enables it to issue up to $400 million in debt securities. The combination of cash and cash equivalents, available lines of credit, public debt issuance capabilities, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends and share repurchases, and for potential acquisitions. The following table presents certain measures of liquidity and capital resources:


-------------------------------------------------------------------------------------------------------
(dollars in millions)                                     MARCH 31,          June 30,
                                                            1998               1997
-------------------------------------------------------------------------------------------------------
Debt net of cash                                             $218               $137
-------------------------------------------------------------------------------------------------------
Debt net of cash as a percent of
      stockholders' equity                                     27%                16%
-------------------------------------------------------------------------------------------------------
Days sales outstanding (DSO)                                   62                 59
-------------------------------------------------------------------------------------------------------
Days sales in inventory (DSI)                                 102                 99
-------------------------------------------------------------------------------------------------------


Debt net of cash was $218 million on March 31, 1998, up from $137 million on June 30, 1997. The increase was primarily due to an increase in short-term borrowings to repurchase shares of the company's

Common Stock. During the first nine months of 1998, the company repurchased 4,400,000 shares for $192 million.

DSI was 102 days as of March 31, 1998, compared to 99 days as of June 30, 1997. Although the company expects only modest improvement in inventory levels in the short-term, the implementation of a fully integrated enterprisewide information system should help reduce inventory levels over the next years.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

------------------------------------------------------------------------------------
(dollars in millions)
Nine months ended March 31,                                     1998          1997
------------------------------------------------------------------------------------
Cash provided by (used in):
     Operating activities                                        $165         $ 157
     Investing activities                                         (84)          (21)
     Financing activities                                         (66)         (219)
Effect of exchange rate changes on cash
     and cash equivalents                                          (5)           (7)
------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 $ 10         $ (90)
------------------------------------------------------------------------------------


OPERATING ACTIVITIES

Cash provided by operating activities during the first nine months of 1998 increased from the comparable period in the prior year, primarily due to improved cash flows from ongoing pretax income, offset by increases in inventory and increased payments for severance liability.

INVESTING ACTIVITIES

Cash used in investing activities during the first nine months of 1998 was $84 million, compared to $21 million in the prior year period. The increase was primarily due to increased investments in property, plant and equipment, which were $77 million compared to $58 million during the comparable period in 1997. In addition, cash used in investing activities during the first nine months of 1997 was partially offset by $25 million received from the sale of a portfolio of patents and related intellectual property.

FINANCING ACTIVITIES

Cash used in financing activities decreased to $66 million from $219 million in the prior year period. During the first nine months of 1998, the company spent $192 million in share repurchases compared to $128 million in the prior year period. Spending on share repurchases was substantially offset by increased short-term borrowings. Net proceeds from short-term debt were $101 million in the first nine months of 1998, compared to net payments of $6 million in the prior year period. In addition, cash used in financing activities during the first nine months of 1997 included $118 million used to prepay the balance of a syndicated term loan agreement.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements made in this management's discussion and analysis or elsewhere in this quarterly report or other communications (including press releases and analyst calls) that are not statements of historical fact are forward-looking statements, including without limitation, those relating to litigation matters, restructuring actions, expected tax position, currency effects, dividends, profitability, and other financial, economic, and growth-related commitments, targets, trends, or goals. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including those discussed below.

Approximately two-thirds of the company's revenues result from sales outside the United States, a significant portion of which are denominated in foreign currencies. In addition, the company has several production facilities located outside the United States. The company's financial results therefore can be affected by changes in foreign currency rates. To mitigate these effects, the company hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). The company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the company's consolidated net income. Accordingly, the company's reported revenues and net income have been and in the future may be affected by changes in foreign exchange rates.

Although international markets provide the company with significant growth opportunities, periodic economic downturns, changes in trade policies or tariffs, political instability and fluctuations in exchange rates are all risks which could adversely affect the company's financial results. During the last two quarters, revenues in Asia were below the company's expectations due to the current deterioration of economic conditions in certain Asian countries. Future results in Asia will continue to depend on the outcome of various efforts to stabilize these economic conditions. Continuing economic recession in Asia may lead to the cancellation of orders, pressure to reduce prices in the region, difficulty in collecting receivables owed to the company or other factors that may adversely affect the company's overall performance in Asia.

The company continues to implement a number of complex restructuring actions. Implementation difficulties or market factors could reduce the estimated benefit of these actions, and timelines could be longer than anticipated. The company's revenues, operating results, and financial condition could also be adversely affected by its ability to effectively manage the transition to the new organizational structures, to continually improve manufacturing processes and to outsource certain activities. There can be no assurance that the company will be successful in achieving its goals or that it will be able to do so without unintended adverse consequences.

In 1996, the company began an enterprisewide process of replacing its existing core legacy systems with a fully integrated enterprisewide information system that is Year 2000 compliant. This system will not be fully implemented in all geographies and divisions by the year 2000. However, the company is taking steps to adapt existing systems, as necessary, that will not be changed by the year 2000. The company is conducting comprehensive reviews of its remaining computer systems, products and infrastructure to determine the work necessary to become Year 2000 compliant. The company intends to fund its effort to become Year 2000 compliant through operating cash flows and is expensing costs related to this transition as incurred. Although the company does not expect that the Year 2000 problem will have a material adverse impact on its financial position or results of operations, the risks associated with the Year 2000 problem are pervasive and complex. The company's vendors and customers may also be affected by Year 2000 problems. Some risks may not be identified or corrected in a timely manner to prevent adverse effects. The company will therefore continue to evaluate corrective actions to mitigate risks associated with the Year 2000 problem.

As outlined above, the company has begun an enterprisewide process reengineering and information system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core legacy systems with a Year 2000 compliant fully integrated enterprisewide information system. This project covers all of the company's major manufacturing sites and sales locations and, as noted above, is not expected to be fully implemented in all geographies and divisions by the year 2000. The implementation of this system for a major portion of the company's business in the United States is expected to be completed by the end of 1998. The change in systems and processes is substantial and therefore may cause initial delays in order processing, shipments of products, invoicing and the accumulation and analysis of financial data. There can be no assurance that these delays, if they occur, will not have an adverse affect on the company's operating results or financial position.

From time to time, the company and/or its subsidiaries become involved in lawsuits arising from various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Currently, the principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company also sells other products in markets where product liability issues could be material, for example, electronic interconnect products such as wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices for aerospace and automotive markets. Litigation tends to be unpredictable and costly and may be affected by events outside the company's control. There is no assurance that litigation will not have an adverse effect on the company's future financial position or results of operations.

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

Commencing in fiscal 1999, the company anticipates a normalized tax rate in the mid-thirty percent range. In fiscal years 1999 through 2001, the company expects the U.S. tax provision to exceed cash tax payments by an amount in the range of $30 to $50 million each year. This is due to the actual reduction of cash tax payments related to tax benefits reported in the financial statements during fiscal years 1996, 1997 and 1998 in accordance with FAS 109.

The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and the company will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. In addition, the company has entered, and in the future may enter, into arrangements, including investments, with other companies to expand product offerings and to enhance its own manufacturing capabilities. The success of the company's research and development efforts, acquisitions of new technologies, products or businesses, or arrangements with third parties, is not predictable and there can be no assurance that the company will be successful in realizing its objectives, or that realization may not take longer than anticipated, or that there will not be unintended adverse financial or other consequences from these actions.

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

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On March 3, 1998, in the action entitled Bourns, Inc. v. Raychem Corporation, currently pending in the United States District Court, Central District of California, the District Court granted Raychem's motion to dismiss Bourns' RICO counterclaim against Raychem. On March 9, 1998, this case was transferred by order of the court from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial date for this action is presently set for June 16, 1998. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.

On September 26, 1996, the Ninth Circuit Court of Appeals affirmed the dismissal by the United States District, Northern District of California, of related lawsuits filed against the company on August 19, 1993, Creole Engineering Co. v. Raychem Corporation, et al., and on June 19, 1996, Unit Process company, et al.
v. Raychem Corporation, et al. Four similar state actions brought by the plaintiffs based on essentially the same facts alleged in the federal action, which had previously been consolidated in the Superior Court of San Mateo County, California, and the District Court of Jefferson County, Colorado, had been stayed pending resolution of the Ninth Circuit appeal. The plaintiffs agreed to consolidate all of these state court actions in the Superior Court of San Mateo County, California. The company filed a motion to dismiss this lawsuit on the basis that the federal judgment is res judicata of the plaintiffs' state law antitrust claims. During the last quarter of fiscal 1997, the Superior Court denied the company's motion to dismiss this lawsuit, holding that state law is broader than federal law and that the plaintiffs have adequately pled claims under state law. At the company's request, the court agreed to hold another hearing on the company's motion to dismiss this lawsuit. On February 25, 1998, the Superior Court granted the company's motion to dismiss this lawsuit, with leave to the plaintiffs to amend certain of their claims. Plaintiffs have filed a motion with the Superior Court for reconsideration of the Superior Court's order, which motion is pending before the court. Information about this lawsuit was disclosed in the company's annual report on Form 10-K for the year ended June 30, 1997.


ITEM 5:  OTHER INFORMATION

On May 15, 1998, the company announced the appointment of Hus Tigli to the position of senior vice president for the newly formed Telecommunications, Energy and Industrial group.

Ralph Harnett, senior vice president for the former telecommunications and energy networks segment announced his intention to leave the company in August 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Index to Exhibits

               EXHIBIT NO.          DESCRIPTION
                    3 (b)    Amended and Restated Bylaws (1)
                   12        Computation of Ratio of Earnings to Fixed Charges
                   27        Financial Data Schedule

        (b)    Reports on Form 8-K

               The company filed a Current Report on Form 8-K dated April 17, 1998, the date on which the Board of Directors amended and restated the Company's Bylaws (Bylaws). The amendments to the Bylaws, among other things, add advance notice requirements and procedures for the submission by stockholders of nominations for the board of directors and other proposals to be presented at annual stockholder meetings.



(1) Filed as an exhibit to the company's Form 8-K dated April 17, 1998, (File No. 2-15299) and incorporated by reference.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      RAYCHEM CORPORATION
                                                         (Registrant)



Date:  May 15, 1998                                    /s/ RAYMOND J. SIMS
                                                  ------------------------------
                                                          Raymond J. Sims
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)


                                                      /s/ DEIDRA D. BARSOTTI
                                                  ------------------------------
                                                        Deidra D. Barsotti
                                                        Vice President and
                                                            Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX



               EXHIBIT NO.          DESCRIPTION
               -----------          -----------
                  3 (b)      Amended and Restated Bylaws (1)
                 12          Computation of Ratio of Earnings to Fixed Charges
                 27          Financial Data Schedule






(1) Filed as an exhibit to the company's Form 8-K dated April 17, 1998, (File No. 2-15299) and incorporated by reference.