Form 10-K
period 1998-06-30
RAYCHEM CORP
filed 1998-09-18
CIK 82206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 361-3333

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
          Common Stock, $1 par value                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of August 25, 1998, (based on the closing sale price as reported on the New York Stock Exchange on such date) was $2,504,460,837.

     Number of shares of Common Stock outstanding as of August 25, 1998:
80,164,888

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998

Part III: Portions of the Proxy Statement dated September 18, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Raychem Corporation, founded in 1957, is a broadly based materials science company serving both domestic and international markets. The company utilizes its expertise in materials science, electronics, and process engineering to develop, manufacture and market a variety of high-performance products for electronics original equipment manufacturers (OEMs), and telecommunications, energy and industrial applications. The terms "company" or "Raychem" mean Raychem Corporation and its consolidated subsidiaries.

     For information regarding the company's restructuring actions, see the Note entitled "Restructuring and Divestitures" in the notes to consolidated financial statements, and the section entitled "Financial Review" of the company's 1998 Annual Report to Stockholders (the "1998 Annual Report"), which are incorporated by reference in this Annual Report on Form 10-K.

     This annual report on Form 10-K contains a number of forward-looking statements. Actual results may differ materially from the results anticipated in the statements made due to a variety of factors. For information regarding these risk factors, see "Forward-Looking Statements and Risk Factors" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

(B) FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     During the fourth quarter of 1998, the company realigned its businesses by combining the former telecommunications and energy networks segment and the commercial and industrial infrastructure segment into the new telecommunications, energy and industrial business segment. This allows the company to offer a broader product line, more efficient distribution, and services to respond to customers' changing buying patterns. The company's financial results are now reported as two business segments, described below, and the corporate group. The electronics OEM components segment serves original equipment manufacturers in transportation, defense, and a wide range of commercial electronics industries. Products offered by this segment include circuit protection devices, wire and cable, heat-shrinkable insulation and molded parts, and computer touchmonitors. The telecommunications, energy and industrial segment serves telecommunication operators; power, gas, and water utilities; and industrial plants and pipelines. Products offered by this segment include telephone copper cable accessories, fiber-optic cable systems and accessories, access network electronics, electric power cable accessories, heat-tracing systems, and corrosion protection products. The company's business segments, along with the corporate group, are referred to as the "core business."

     For financial and other information concerning the company's business segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1998 Annual Report, which are incorporated by reference in this Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     For information regarding operating results, principal products produced, and industries served by the company's business segments, see the Note entitled "Business Segments" and the section entitled "Financial Review" of the 1998 Annual Report, which are incorporated by reference in this Annual Report on Form 10-K.

  Methods of Distribution

     The products of the company's business segments are marketed primarily through Raychem's worldwide sales force as well as through outside distribution channels both within and outside the United States.

  Sources and Availability of Raw Materials

     Although the company has not experienced any significant delays in obtaining the materials needed to satisfy its requirements, in the past supplies of certain raw materials the company uses have become limited. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In response, the company tries to identify alternative materials and technologies for the raw materials and components and to develop alternative sources of supply.

  Patents and Proprietary Information

     The company applies for patents in the United States and other countries, as appropriate, to protect its significant patentable developments. As of June 30, 1998, the company had in force 875 U.S. patents and 3,353 foreign patents, and had pending 250 U.S. patent applications and 2,598 foreign patent applications. Patents held by the company in the aggregate are of material importance in the operation of the company's business. Certain patents are the subject of litigation. Management, however, does not believe that any single patent, or group of related patents, is essential to the company's business as a whole or to that of any of its business segments. Additionally, the company owns and uses in its business a substantial body of proprietary information and numerous trademarks. In the normal course of business, the company from time to time makes and receives inquiries with regard to possible patent infringement. The company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the company's financial position.

  Working Capital

     Information relative to working capital is included in the section entitled "Financial Review" of the 1998 Annual Report, which is incorporated by reference in this Annual Report on Form 10-K.

  Customers

     The company's business segments sell to many customers. Management does not believe that the loss of any one customer would have a material adverse effect on the business of the company. During 1998, no single customer accounted for 10% or more of the company's revenues.

  Backlog

     The company's business is characterized by short lead times and the absence of a significant backlog. The company expects that substantially all of the backlog at June 30, 1998, will be shipped in fiscal 1999. Unfilled orders may be canceled by customers prior to shipment of goods; however, such cancellations historically have not been material.

     Set forth below is the backlog at June 30, 1998 and 1997, for each of the company's business segments.

                                                                 JUNE 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
                                                              (IN MILLIONS)
Electronics OEM components..................................  $155     $167
Telecommunications, energy and industrial...................   122      124
                                                              ----     ----
          Total.............................................  $277     $291
                                                              ====     ====

  Government Contracts

     No material portion of the company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

  Competition

     The company's competitive strengths include: developing products that provide innovative solutions to customers' technical problems; providing high product quality and performance; continually introducing new products as well as improvements to existing products; and providing ongoing customer support.

     The company's products compete with other products and technologies. The company's competitors include some of the largest companies in the world. Many of these companies have financial, technical, and other resources substantially greater than the company's. Even when the company has strong intellectual property protection for its products, other products, at times based on lower-cost technologies, compete with the company's products. For this and other reasons, in some of the company's markets, prices trend downward over time, requiring improvements in manufacturing and design to remain competitive.

  Research and Development

     For financial information on research and development expense, see the sections entitled "Consolidated Statement of Operations" and "Financial Review" of the 1998 Annual Report, which are incorporated by reference in this Annual Report on Form 10-K.

  Environmental Regulations

     For information regarding the effect of environmental regulations on the company, see the section entitled "Financial Review," the Note entitled "Summary of Significant Accounting Policies," and the Note entitled "Contingencies" of the 1998 Annual Report, which are incorporated by reference in this Annual Report on Form 10-K.

     Additional information regarding environmental, administrative and judicial proceedings is set forth in Part I, Item 3 of this Form 10-K under the caption "Legal Proceedings."

  Employees

     As of June 30, 1998, the company employed 9,036 people.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The company's international operations are conducted primarily through wholly owned subsidiaries that are responsible for sales, distribution and, in some cases, research, development, and manufacturing activities. At June 30, 1998, these operations employed approximately 4,797 people, representing 53% of the company's total work force.

     For additional information regarding the company's international and domestic operations and export sales, see the Note entitled "Worldwide Operations" and the section entitled "Financial Review" of the 1998 Annual Report, which are incorporated by reference in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     The company's principal domestic facilities are located in Menlo Park and Redwood City, California, and in Fuquay-Varina, North Carolina. Additional facilities of significant size are located in Belgium, Germany, Ireland, Japan, Mexico, the People's Republic of China, and the United Kingdom.

     The company owns approximately 213 acres of land in the United States and 219 acres abroad for a total of 432 acres. The company owns or leases approximately 5,513,000 square feet of manufacturing, distribution, research and development, and sales and administrative facilities worldwide. Of this total, electronics OEM components uses approximately 33%; telecommunications, energy and industrial, 46%; and corporate, 21%. None of the property owned by the company is held subject to any major encumbrances.

     The company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. Also, the company conducts continuing reviews of its facilities under improvement programs aimed at modernization and cost reduction.

     For information on capital expenditures, see the section entitled "Financial Review" of the 1998 Annual Report, which is incorporated by reference in this Annual Report on Form 10-K. For information regarding leased properties, see the Note entitled "Commitments" of the 1998 Annual Report, which is incorporated by reference in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, environmental, and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company's major litigation matters as of June 30, 1998, are described below.

     On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Many of the claims asserted in the company's state action were consolidated with Bourns' federal action against the company. On March 9, 1998, this case was transferred from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial for Bourns' action against the company commenced on June 16, 1998. During the sixth week of the trial, due to the length of the proceeding, the judge bifurcated the company's trade secret action against Bourns for trial at a later date. On August 10, 1998, the trial of Bourns' action against the company ended with a jury verdict that awarded Bourns $64 million in damages. Legal fees and expenses, including attorneys fees, are also recoverable by Bourns under applicable U.S. antitrust law. The company intends to file motions with the trial court to set aside the jury verdict and to ask for a new trial on the grounds that the verdict is contrary to the evidence presented at trial and is incorrect as a matter of law. If necessary, the company intends to appeal any adverse final judgement. Under applicable U.S. antitrust law, any final damage award against the company will be trebled. The company also intends to continue with its theft of trade secrets case against Bourns. The new trial date for the trade secret action has not been set by the court. Because the company intends to appeal any adverse final judgement in the trial court, the company has not accrued any liability with respect to this litigation.

     Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company's experience to date is that losses, if any, from such claims have not had a material effect on the company's financial position or results of operations. However, the company sells its products into applications (such as electronic interconnection products for aerospace and automotive markets) where product liability issues could be material. Effective March 31, 1996, the company increased its insurance deductible for heat-tracing products. The company's insurance deductible for claims arising from events prior to March 31, 1996, remains unchanged.

     The company is a defendant in a product liability case in the United States District Court in Seattle, All Alaskan Seafoods, Inc., et al. v. Raychem Corporation, Minnesota Mining and Manufacturing Corporation and Marine Electric, Inc., et al. The action arises out of a cargo vessel fire allegedly caused by a heat-tracing product. The plaintiffs in this case are seeking in excess of $150 million in damages. On November 21, 1997, the District Court granted the company's motion to limit damages claimed by the plaintiffs to the value of the cargo lost or destroyed and certain other incidental claims of crew members (now alleged to be approximately $4 million) on account of the incident giving rise to the plaintiffs' claims. The parties have stipulated to a dismissal (without prejudice) of the remaining claims, so that plaintiffs may appeal the District Court's decision to the Ninth Circuit Court of Appeals. Plaintiffs filed their Notice of Appeal on May 26, 1998. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

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

     Additionally, the company has been named, among others, as a potentially responsible party in judicial and administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. The company believes that it does not have a material liability for cleanup costs at these sites.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the company as of June 30, 1998, their positions with the company, and the date each was first elected as, or otherwise deemed to be, an executive officer of the registrant. This table is included as an unnumbered item in Part I of this Form 10-K.

                                                                                     DATE APPOINTED
                  NAME                    AGE                POSITION                  AN OFFICER
                  ----                    ---                --------                --------------
Deidra D. Barsotti......................  42     Vice President and Controller            1991
L. Frans Berthels.......................  53     Senior Vice President                    1995
Peter L. Brooks.........................  52     Vice President                           1995
Timothy J. Burch........................  47     Vice President                           1996
Karen O. Cottle.........................  49     Vice President, General Counsel          1996
                                                 and Secretary
Ralph H. Harnett........................  50     Senior Vice President                    1993
Richard A. Kashnow......................  56     Chairman of the Board, President         1995
                                                 and Chief Executive Officer
John D. McGraw..........................  51     Senior Vice President                    1995
Arati Prabhakar.........................  39     Senior Vice President and                1997
                                                 Chief Technology Officer
Raymond J. Sims.........................  47     Senior Vice President and                1988
                                                 Chief Financial Officer
Hus Tigli...............................  44     Senior Vice President                    1995
Eric Van Zele...........................  50     Vice President                           1994

     There are no family relationships between any executive officers. All of the executive officers except Dr. Kashnow, Dr. Prabhakar and Mr. Burch have been employed by or associated with the company in their present or other managerial and executive capacities for more than five years.

     Dr. Kashnow joined Raychem in 1995 as Chairman of the Board, President, and Chief Executive Officer. Before joining Raychem, Dr. Kashnow was President of Schuller International Group, a subsidiary of Manville Corporation from 1991 to 1995. Dr. Kashnow holds a Ph.D. in Physics from Tufts University.

     Dr. Prabhakar joined Raychem in 1997 as Senior Vice President and Chief Technology Officer, and left the company in September 1998. Before joining Raychem, Dr. Prabhakar served as Director of the U.S. National Institute of Standards and Technology from 1993 to 1997. Dr. Prabhakar holds a Ph.D. in Applied Physics from the California Institute of Technology.

     Mr. Burch joined Raychem in 1996 as Vice President of Human Resources. Before joining Raychem, Mr. Burch served in various human resource management positions for General Electric Company from 1973 through 1996. Mr. Burch holds a B.A. in sociology from Lafayette College.

     Ralph Harnett, Senior Vice President for the former telecommunications and energy networks segment left the company in August 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Financial Data (Unaudited)" of the 1998 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     For selected financial data, see the section entitled "Ten-Year Summary" of the 1998 Annual Report, which is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" of the 1998 Annual Report is incorporated by reference in this Annual Report on Form 10-K, except for "Forward-looking Statements and Risk Factors," which are set forth below. Statements made in the section entitled "Financial Review" of the 1998 Annual Report that are not statements of historical fact are forward-looking statements. Actual results may differ materially from the results anticipated in the statements due to a variety of factors including those described below.

     FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Statements made or incorporated by reference in this annual report on Form 10-K, the 1998 Annual Report, or other communications (including press release and analyst calls) that are not statements of historical fact, are forward-looking statements. These statements include, but are not necessarily limited to, those relating to:

     - anticipated product and alliance plans, acquisitions,

     - litigation matters,

     - restructuring actions,

     - productivity improvements,

     - Year 2000 readiness,

     - expected tax position,

     - currency and economic effects,

     - dividends,

     - profitability, and

     - other financial, strategic, and growth-related commitments, targets, trends, or goals.

     A number of risks and uncertainties, including those discussed below, could affect forward-looking statements and could cause actual results to differ materially from the statements made.

     FLUCTUATIONS IN FOREIGN EXCHANGE RATES MAY AFFECT THE COMPANY'S
RESULTS. Approximately two-thirds of the company's revenues result from sales outside the United States, a significant portion of which are denominated in foreign currencies. In addition, the company has several production facilities located outside the United States. The company's financial results therefore can be affected by changes in foreign currency rates. To mitigate these effects, the company hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). The company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the company's consolidated net income. Accordingly, the company's reported revenues and net income have been and in the future may be affected by changes in foreign exchange rates.

     IMPORTANCE OF INTERNATIONAL MARKETS. International markets provide the company with significant growth opportunities. However, the following events, among others, could adversely affect the company's financial results:

     - periodic economic downturns in different regions of the world,

     - changes in trade policies or tariffs,

     - political instability, and

     - fluctuations in exchange rates.

     During the six months ended June 30, 1998, the deterioration of economic conditions in certain Asian countries has caused revenues in Asia to fall below the company's expectations. Future results in Asia will depend on an improvement in these economic conditions. Continuing economic recession in Asia may lead to the cancellation of orders, pressure to reduce prices in the region, and difficulty in collecting receivables owed to the company or other factors that may adversely affect the company.

     RESTRUCTURING ACTIONS MAY NOT ACHIEVE INTENDED RESULTS. The company continues to implement a number of complex restructuring actions. Delay or difficulty in implementing these actions or market factors could reduce the anticipated benefit of these actions. The company's revenues, operating results, and financial condition could be adversely affected by the company's ability to manage effectively the transition to the new organizational structures, to continually improve manufacturing processes, and to outsource certain activities. There can be no assurance that the company will succeed in achieving its goals or that it will do so without unintended adverse consequences.

     PROBLEMS ASSOCIATED WITH YEAR 2000. The company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

     The company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, in the remediation phase. The company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. The company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     As the Year 2000 project continues, the company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way.

     Because the company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the company. If the company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

     The company is continuing to evaluate Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex, can be difficult to identify and to address, and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company.

     IMPLEMENTATION OF NEW INFORMATION SYSTEMS COULD CAUSE BUSINESS
DISRUPTIONS. In 1996, the company began an enterprisewide process reengineering and information-system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core data and information systems with a fully integrated, enterprisewide information system. It will cover all of the company's major manufacturing sites and sales locations. The company does not expect to fully implement the system in all geographical areas and divisions by the year 2000. However, the company does expect to complete the implementation of this system for a major portion of the company's business by the end of calendar year 1999. The change in systems and processes is substantial. During implementation of this new system, the change could cause delays in:

     - order processing,

     - shipments of products,

     - invoicing, and

     - the accumulation and analysis of financial data.

     There can be no assurance that these delays, if they occur, will not have an adverse effect on the company's operating results or financial position.

     LITIGATION IS UNPREDICTABLE AND COSTLY. From time to time the company or its subsidiaries, or both, become involved in lawsuits arising from various types of commercial claims, including:

     - product liability,

     - unfair competition,

     - antitrust,

     - breach of contract,

     - environmental, and

     - intellectual property matters.

     Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company also sells other products in markets where product liability issues could be material (for example, electronic interconnect products -- such as wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices -- for aerospace and automotive markets).

     Additionally, the company has been named, among others, as a potentially responsible party in judicial and administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites.

     The company has a substantial investment in intellectual properties (consisting of patents, trademarks, copyrights, and trade secrets). The company relies significantly on the protection these intellectual property rights provide. Accordingly, the company protects these rights and from time to time becomes involved in issues of infringement or theft by third parties. The third parties may assert related counterclaims against the company, including unfair competition, antitrust or infringement claims. The company has been involved, as both a defendant and a plaintiff, in intellectual property lawsuits and could become involved in others in the future.

     Litigation tends to be unpredictable and costly. Events outside the company's control may affect the results of litigation. There is no assurance that litigation will not have a material adverse effect on the company's future financial position or results of operations.

     INSURANCE COVERAGE MAY BE INADEQUATE. The company maintains various kinds of insurance to protect itself against certain potential loss exposures, including property, cargo, auto, product, general liability, and directors and officers liability insurance. To the extent that losses occur, depending on the nature of the loss, and the type and level of insurance coverage maintained by the company, there could be an adverse effect on the company's financial results. From time to time, the company may reevaluate and change the types and levels of insurance coverage that it purchases. There can be no assurance that insurance coverage:

     - will be available for all losses,

     - will continue to be available to the company under all circumstances at commercially reasonable rates, or,

     - if available, will be adequate in amount.

     THE COMPANY'S ANNUAL EFFECTIVE TAX RATE IS DIFFICULT TO ESTIMATE. The company determines its provision for income taxes based on the company's level of profitability in each jurisdiction in which it is subject to tax. It is difficult for the company to predict the geographic distribution and level of profitability in each jurisdiction. The company's geographic distribution and level of profitability may therefore vary from forecasts. This type of variance could cause the company's estimated annual effective tax rate in interim quarters to vary from the actual annual effective tax rate for the year.

     NEW PRODUCTS AND ACQUISITIONS MAY NOT PRODUCE ANTICIPATED BENEFITS. The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. The company also has entered into, and in the future may enter into, arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. These arrangements may include minority equity investments in the other companies. The company cannot predict success in its research and development efforts, acquisitions of new technologies, products, or businesses, or arrangements with third parties. Accordingly, there can be no assurance that:

     - the company will successfully realize its objectives,

     - the realization of these goals will not take longer or cost more than anticipated, or

     - there will not be unintended adverse financial or other consequences from these actions.

     ENVIRONMENTAL REGULATIONS MAY ADVERSELY IMPACT THE COMPANY'S
OPERATIONS. The company has manufacturing facilities in many countries and many of those countries subject the company to environmental regulations. These regulations, and any changes in them, can affect the company's manufacturing processes as well as the cost, availability, and use of raw materials. The company's compliance with applicable environmental regulations has not had a material effect on the company's capital expenditures or operating results in the past. However, there is no assurance that environmental regulations, or changes in such regulations, will not have a material adverse effect on the company's future capital expenditures or operating results.

     DISRUPTIONS IN THE SUPPLY OF CERTAIN RAW MATERIALS AND COMPONENTS CAN HAVE ADVERSE EFFECTS ON THE COMPANY. In the past, a variety of factors have limited the supply of certain raw materials and components the company uses. This may occur again in the future. In addition, certain components purchased by the company are presently available from only one or a few sources of supply. In such cases, disruptions of established supply channels could result in increased prices, rationing, or shortages. In response, the company tries to identify alternative materials and technologies for the raw materials and components and to develop alternative sources of supply. Disruptions in the supply of raw materials and components can adversely affect financial results.

     A SIGNIFICANT PORTION OF THE COMPANY'S FACILITIES ARE LOCATED NEAR ACTIVE EARTHQUAKE FAULTS. A significant portion of the company's business operations, research and development activities, and its corporate headquarters, are located near major earthquake faults. The ultimate impact of a major earthquake on the company, significant suppliers, and the general infrastructure is unknown, but could materially affect operating results. The company predominantly is not insured for losses and interruptions caused by earthquakes.

     THE COMPANY OPERATES IN COMPETITIVE MARKETS. The company's products compete with other products and technologies. The company's competitors include some of the largest companies in the world. Many of these companies have financial, technical, and other resources substantially greater than the company's. Even when the company has strong intellectual property protection for its products, other products, at times based on lower-cost technologies, compete with the company's products. For this and other reasons, in some of the company's markets, prices trend downward over time, requiring improvements in manufacturing and design to remain competitive. Competitive pressures may adversely affect the company's financial results.

     OTHER MARKET FORCES CAN ADVERSELY AFFECT THE DEMAND FOR THE COMPANY'S PRODUCTS. Changing market circumstances, such as fluctuations in demand and the seasonality of certain product lines, may affect the company's operating results. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change. For example:

     - The telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until they resolve technology issues more clearly.

     - Foreign countries are privatizing many electric power utilities, which may affect the purchasing policies of these utility companies.

     These types of market forces may adversely affect the company's operations and financial performance.

     GEOGRAPHIC AND PRODUCT MIX CHANGES MAY AFFECT THE COMPANY'S GROSS PROFITS AND RESULTS OF OPERATIONS. The company's results of operations vary by product line and by geographic region. Changes in the company's geographic or product mix of sales may therefore affect the company's gross profits.

     THE COMPANY'S ORDER BACKLOG IS NOT PREDICTIVE OF FUTURE RESULTS. The company realizes a substantial amount of its revenues through orders and shipments booked within a quarter. The backlog at the end of any quarter may not predict the company's financial results for the following quarter.

     GENERAL. Because of the foregoing factors, in addition to other factors that affect the company's operating results and financial position, investors should:

     - not consider past financial performance or management's expectations a reliable indicator of future performance, and

     - not use historical trends to anticipate results or trends in future periods.

     In that regard, results of operations and financial condition could be adversely affected by a number of factors in addition to those discussed above, including overall economic conditions and lower than expected demand.

     Further, the company's stock price is subject to volatility. Any of the factors discussed above could have an adverse effect on the company's stock price. In addition, the company's stock price could be adversely affected if the company's revenues or earnings in any quarter fail to meet the investment community's expectations, or if there are broader, negative market trends.

     The company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Market Risk Discussion" contained within "Financial Review" of the 1998 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, dated July 15, 1998, except as to the second paragraph of the "Contingencies" footnote, which is as of August 10, 1998, and the "Quarterly Financial Data (Unaudited)" of the 1998 Annual Report are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the company's directors is presented in the subsection entitled "Nominees" appearing on page 2 of the Proxy Statement dated September 18, 1998 (the "1998 Proxy Statement"), which page is incorporated by reference in this Annual Report on Form 10-K.

     Information regarding the company's executive officers is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the company's compensation of its executive officers is set forth on pages 5 to 10 of the 1998 Proxy Statement, which pages are incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 2 to 4 of the 1998 Proxy Statement, which pages are incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding transactions with the company's directors and executive officers is set forth on page 12 of the 1998 Proxy Statement, which page is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements

                                                               PAGE IN 1998
                                                              ANNUAL REPORT*
                                                              --------------
Financial Review............................................      7 - 15
Report of Independent Accountants...........................          17
Consolidated Balance Sheet at June 30, 1998 and 1997........          18
Consolidated Statement of Operations for the three years
  ended June 30, 1998.......................................          19
Consolidated Statement of Cash Flows for the three years
  ended June 30, 1998.......................................          20
Consolidated Statement of Stockholders' Equity for the three
  years ended June 30, 1998.................................          21
Notes to Consolidated Financial Statements..................     22 - 36
Quarterly Financial Data (Unaudited)........................          37
Ten-Year Summary............................................     38 - 39

---------------
* Incorporated by reference in this Annual Report on Form 10-K and included in this filing as Exhibit 13.

     (2) Financial Statement Schedules

                                                               PAGE IN 1998
                                                                FORM 10-K
                                                              --------------
Report of Independent Accountants on Financial Statement
  Schedule..................................................       19
Schedule II -- Valuation and Qualifying Accounts............       20

     The Valuation and Qualifying Accounts schedule should be read in conjunction with the financial statements in the 1998 Annual Report to Stockholders. All other Financial Statement Schedules are omitted because they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes.

     (3) Index to Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     2(a)      Reorganization Agreement dated as of March 27, 1996(11)
     2(b)      Amendment and Restated Joint Venture Agreement dated as of
               March 29, 1996(11)
     3(a)      Certificate of Amendment of Amended and Restated Certificate
               of Incorporation(16)
     3(b)      Amended and Restated Bylaws(17)
     3(c)      Certificate of Merger(1)
     4(a)      Rights Agreement(4)
     4(b)      Credit Agreement dated as of September 12, 1996(13)
    10(a)      Executive Long Term Incentive Plan(2)
    10(b)      Bonus Deferral Plan(2)
    10(c)      Amended and Restated 1987 Directors Stock Option Plan(6)
    10(d)      Supplemental Executive Retirement Plan(3)
    10(e)      Amended and Restated 1990 Incentive Plan(6)
    10(f)      Consulting Agreement dated as of April 1, 1990, between the company and Paul M. Cook(5)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10(g)      1995 Executive Deferred Compensation Plan(7)
    10(h)      Executive Termination Compensation Policy dated as of June
               1, 1995(8)
    10(i)      Consulting/Employment Agreement dated as of June 7, 1995,
               between the company and Robert J. Saldich(8)
    10(j)      Employment letter between the company and Dr. Richard
               Kashnow dated August 11, 1995(9)
    10(k)      Supplemental agreement between the company and Dr. Richard
               Kashnow dated February 5, 1996(10)
    10(l)      Agreement and release between the company and Mr. Harry O.
               Postlewait dated November 16, 1995(10)
    10(m)      Participation Agreement between the company and U.S. Bancorp
               Leasing & Financial dated April 11, 1996(12)
    10(n)      Participation Agreement between the company and Metlife
               Capital Limited Partnership dated April 11, 1996(12)
    10(o)      Headlease Agreement A between the company and Fleet National
               Bank dated April 11, 1996(12)
    10(p)      Headlease Agreement B between the company and Fleet National
               Bank dated April 11, 1996(12)
    10(q)      Lease Agreement A between the company and Fleet National
               Bank dated April 11, 1996(12)
    10(r)      Lease Agreement B between the company and Fleet National
               Bank dated April 11, 1996(12)
    10(s)      Agreement and release between the company and Mr. Michael T.
               Everett dated July 22, 1996(12)
    10(t)      Consulting Agreement dated as of August 16, 1996, between
               the company and Isaac Stein and Waverley Associates,
               Inc.(13)
    10(u)      Consulting Agreement dated as of December 12, 1996, between the company and James F. Gibbons(14)
    10(v)      1996 Directors Stock Option Plan(15)
    10(w)      Supplemental agreement between the company and Dr. Richard
               Kashnow dated June 30, 1997(15)
    10(x)      Agreement and release between the company and Ralph H.
               Harnett dated June 4, 1998
    12         Computation of Ratio of Earnings to Fixed Charges
    13         Portions of the 1998 Annual Report to Stockholders
    21         Subsidiaries of the Registrant
    23         Consent of Independent Accountants
    27         Financial Data Schedule
    99(a)      List of subsidiaries whose employees are participating in
               the Amended and Restated 1984 Employee Stock Purchase Plan
               for United States employees and employees of certain
               domestic and foreign subsidiaries.
    99(b)      List of subsidiaries whose employees are participating in
               the 1985 Supplemental Employee Stock Purchase Plan for
               employees of certain subsidiaries.

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

 (6) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.

 (7) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on April 5, 1995, (Registration No. 33-58437) and incorporated by reference.

 (8) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, (File No. 2-15299) and incorporated by reference.

 (9) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, (File No. 2-15299) and incorporated by reference.

(10) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 2-15299) and incorporated by reference.

(11) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (File No. 2-15299) and incorporated by reference.

(12) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, (File No. 2-15299) and incorporated by reference.

(13) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (File No. 2-15299) and incorporated by reference.

(14) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, (File No. 2-15299) and incorporated by reference.

(15) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 2-15299) and incorporated by reference.

(16) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, (File No. 2-15299) and incorporated by reference

(17) Filed as an exhibit to the company's Current Report on Form 8-K dated April 28, 1998, (File No. 2-15299) and incorporated by reference.

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

                                          RAYCHEM CORPORATION
                                          Registrant

                                          By          /s/ RICHARD H. KASHNOW

                                          --------------------------------------
                                                    Richard A. Kashnow
                                          President and Chief Executive Officer

Date: September 18, 1998

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

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----
               /s/ RICHARD A. KASHNOW                  President, Chairman of the    September 18, 1998
-----------------------------------------------------  Board and
                 Richard A. Kashnow                    Chief Executive Officer
                                                       (Principal Executive
                                                       Officer)

                 /s/ RAYMOND J. SIMS                   Senior Vice President and     September 18, 1998
-----------------------------------------------------  Chief Financial Officer
                   Raymond J. Sims                     (Principal Financial
                                                       Officer)

               /s/ DEIDRA D. BARSOTTI                  Vice President and            September 18, 1998
-----------------------------------------------------  Controller (Principal
                 Deidra D. Barsotti                    Accounting Officer)

                 /s/ RICHARD DULUDE                    Director                      September 18, 1998
-----------------------------------------------------
                   Richard Dulude

                                                       Director
-----------------------------------------------------
James F. Gibbons

                 /s/ JOHN P. MCTAGUE                   Director                      September 18, 1998
-----------------------------------------------------
                   John P. McTague

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----
                 /s/ DEAN O. MORTON                    Director                      September 18, 1998
-----------------------------------------------------
                   Dean O. Morton

                   /s/ ISAAC STEIN                     Director                      September 18, 1998
-----------------------------------------------------
                     Isaac Stein

                 /s/ CHANG-LIN TIEN                    Director                      September 18, 1998
-----------------------------------------------------
                   Chang-Lin Tien

                /s/ CYRIL J. YANSOUNI                  Director                      September 18, 1998
-----------------------------------------------------
                  Cyril J. Yansouni

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raychem Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 15, 1998, except as to the second paragraph of the "Contingencies" footnote, which is as of August 10, 1998, appearing on page 17 of the 1998 Annual Report to Stockholders of Raychem Corporation (which report and consolidated financial statements are incorporated herein by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
July 15, 1998, except as to the second
paragraph of the "Contingencies" footnote, which is as of August 10, 1998

                                                                     SCHEDULE II

                      RAYCHEM CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS*
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                      BALANCE AT     CHARGED TO                       FOREIGN      BALANCE
                                      BEGINNING       COSTS AND       ACCOUNTS       CURRENCY      AT END
            DESCRIPTION                OF YEAR      EXPENSES, NET    WRITTEN OFF    TRANSLATION    OF YEAR
            -----------               ----------    -------------    -----------    -----------    -------
1998:
Accounts receivable.................   $ 8,797         $3,591          $2,168          $(489)      $ 9,731
                                       =======         ======          ======          =====       =======
1997:
Accounts receivable.................   $10,033         $1,449          $2,244          $(441)      $ 8,797
                                       =======         ======          ======          =====       =======
1996:
Accounts receivable.................   $10,348         $3,145          $3,204          $(256)      $10,033
                                       =======         ======          ======          =====       =======

---------------
* Allowances are deducted from assets to which they apply.

                                                                         199810K

                                 EXHIBIT INDEX

     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------
          2(a)        Reorganization Agreement dated as of March 27, 1996(11)
          2(b)        Amendment and Restated Joint Venture Agreement dated as of
                      March 29, 1996(11)
          3(a)        Certificate of Amendment of Amended and Restated Certificate
                      of Incorporation(16)
          3(b)        Amended and Restated Bylaws(17)
          3(c)        Certificate of Merger(1)
          4(a)        Rights Agreement(4)
          4(b)        Credit Agreement dated as of September 12, 1996(13)
         10(a)        Executive Long Term Incentive Plan(2)
         10(b)        Bonus Deferral Plan(2)
         10(c)        Amended and Restated 1987 Directors Stock Option Plan(6)
         10(d)        Supplemental Executive Retirement Plan(3)
         10(e)        Amended and Restated 1990 Incentive Plan(6)
         10(f)        Consulting Agreement dated as of April 1, 1990, between
                      the company and Paul M. Cook(5)
         10(g)        1995 Executive Deferred Compensation Plan(7)
         10(h)        Executive Termination Compensation Policy dated as of June
                      1, 1995(8)
         10(i)        Consulting/Employment Agreement dated as of June 7, 1995,
                      between the company and Robert J. Saldich(8)
         10(j)        Employment letter between the company and Dr. Richard
                      Kashnow dated August 11, 1995(9)
         10(k)        Supplemental agreement between the company and Dr. Richard
                      Kashnow dated February 5, 1996(10)
         10(l)        Agreement and release between the company and Mr. Harry O.
                      Postlewait dated November 16, 1995(10)
         10(m)        Participation Agreement between the company and U.S.
                      Bancorp Leasing & Financial dated April 11, 1996(12)
         10(n)        Participation Agreement between the company and Metlife
                      Capital Limited Partnership dated April 11, 1996(12)
         10(o)        Headlease Agreement A between the company and Fleet
                      National Bank dated April 11, 1996(12)
         10(p)        Headlease Agreement B between the company and Fleet
                      National Bank dated April 11, 1996(12)
         10(q)        Lease Agreement A between the company and Fleet National
                      Bank dated April 11, 1996(12)
         10(r)        Lease Agreement B between the company and Fleet National
                      Bank dated April 11, 1996(12)
         10(s)        Agreement and release between the company and Mr. Michael
                      T. Everett dated July 22, 1996(12)
         10(t)        Consulting Agreement dated as of August 16, 1996, between
                      the company and Isaac Stein and Waverley Associates, Inc.
                      (13)
         10(u)        Consulting Agreement dated as of December 12, 1996,
                      between the company and James F. Gibbons (14)

     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------
         10(v)        1996 Directors Stock Option Plan(15)
         10(w)        Supplemental agreement between the company and Dr. Richard
                      Kashnow dated June 30, 1997(15)
         10(x)        Agreement and release between the company and Ralph H.
                      Harnett dated June 4, 1998
         12           Computation of Ratio of Earnings to Fixed Charges
         13           Portions of the 1998 Annual Report to Stockholders
         21           Subsidiaries of the Registrant
         23           Consent of Independent Accountants
         27           Financial Data Schedule
         99(a)        List of subsidiaries whose employees are participating in
                      the Amended and Restated 1984 Employee Stock Purchase Plan
                      for United States employees and employees of certain
                      domestic and foreign subsidiaries.
         99(b)        List of subsidiaries whose employees are participating in
                      the 1985 Supplemental Employee Stock Purchase Plan for
                      employees of certain subsidiaries.

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

 (6) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on October 25, 1993, (Registration No. 33-50737) and incorporated by reference.

 (7) Filed as an exhibit to the company's Registration Statement on Form S-8 filed by the company on April 5, 1995, (Registration No. 33-58437) and incorporated by reference.

 (8) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, (File No. 2-15299) and incorporated by reference.

 (9) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, (File No. 2-15299) and incorporated by reference.

(10) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, (File No. 2-15299) and incorporated by reference.

(11) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, (File No. 2-15299) and incorporated by reference.

(12) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, (File No. 2-15299) and incorporated by reference.

(13) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (File No. 2-15299) and incorporated by reference.

(14) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, (File No. 2-15299) and incorporated by reference.

(15) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 2-15299) and incorporated by reference.

(16) Filed as an exhibit to the company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, (File No. 2-15299) and incorporated by reference

(17) Filed as an exhibit to the company's Current Report on Form 8-K dated April 28, 1998, (File No. 2-15299) and incorporated by reference.