Form 10-Q
period 1998-09-30
RAYCHEM CORP
filed 1998-11-09
CIK 82206

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               Yes [X] No [ ]


As of October 28, 1998, the registrant had outstanding 79,153,355 shares of Common Stock, $1.00 par value.

================================================================================

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q



                                                                         Page Number
                                                                         -----------
PART I.       FINANCIAL INFORMATION

    Item 1:   Financial Information

              Consolidated Condensed Statement of Income for
              the three months ended September 30, 1998 and 1997              1

              Consolidated Condensed Balance Sheet at
              September 30, 1998 and June 30, 1998                            2

              Consolidated Condensed Statement of Cash Flows for
              the three months ended September 30, 1998 and 1997              3

              Notes to Consolidated Condensed Financial
              Statements                                                      4

    Item 2:   Management's Discussion and Analysis
              of Financial Condition and Results of Operations               10


PART II.      OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                   23

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                        1998               1997
                                                      --------          --------
Revenues                                              $446,746          $455,031
Cost of goods sold                                     239,331           226,948
Research and development expense                        24,473            27,363
Selling, general, and administrative expense           118,757           112,306
Interest expense, net                                    4,926             2,815
Other expense, net                                         413             3,572
                                                      --------          --------

Income before income taxes                              58,846            82,027

Provision for income taxes                              20,595            20,506
                                                      --------          --------

Net income                                            $ 38,251          $ 61,521
                                                      ========          ========


Earnings per share--basic                             $   0.47          $   0.72
                                                      ========          ========
Average number of shares
     outstanding--basic                                 80,651            85,551
                                                      ========          ========


Earnings per share--assuming dilution                 $   0.47          $   0.70
                                                      ========          ========
Average number of shares
     outstanding--assuming dilution                     81,635            87,934
                                                      ========          ========


Dividends per share                                   $   0.08          $   0.07
                                                      ========          ========



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,           June 30,
                                                                       1998                  1998
                                                                   -----------           -----------
ASSETS
Current assets:
     Cash and cash equivalents                                     $   164,103           $    92,667
     Accounts receivable, net                                          341,500               325,039
     Inventories:
        Raw materials                                                   87,011                90,874
        Work in process                                                 62,899                64,143
        Finished goods                                                 125,302               123,931
                                                                   -----------           -----------
    Total inventories                                                  275,212               278,948
    Prepaid taxes                                                       40,429                38,350
    Other current assets                                               109,937               110,593
                                                                   -----------           -----------
Total current assets                                                   931,181               845,597
Property, plant, and equipment                                       1,196,195             1,147,923
    Less accumulated depreciation and amortization                     700,923               668,737
                                                                   -----------           -----------
Net property, plant, and equipment                                     495,272               479,186
Deferred tax assets                                                    186,940               186,595
Other assets                                                           109,409               107,977
                                                                   -----------           -----------

TOTAL ASSETS                                                       $ 1,722,802           $ 1,619,355
                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                        $   333,322           $   181,284
     Accounts payable                                                   73,388                82,901
     Compensation and benefits                                          67,199                56,878
     Other accrued liabilities                                          86,154                88,914
     Income taxes                                                       74,260                62,871
     Current maturities of long-term debt                                6,969                 6,574
                                                                   -----------           -----------
Total current liabilities                                              641,292               479,422
Long-term debt                                                         152,810               151,488
Deferred tax liabilities                                                27,413                27,762
Other long-term liabilities                                             96,067                92,257
Minority interests                                                       9,763                 8,784
Stockholders' equity:
    Preferred Stock, $1.00 par value
        Authorized: 15,000,000 shares;  Issued: none                        --                    --
    Common Stock, $1.00 par value
        Authorized: 150,000,000 shares
        Issued: 90,028,103 shares                                       90,028                90,028
    Additional contributed capital                                     425,477               425,477
    Retained earnings                                                  694,555               665,753
    Accumulated other comprehensive income                              (7,828)              (26,778)
    Treasury Stock, at cost (10,787,408 and 7,144,399
        shares, respectively)                                         (401,938)             (290,320)
    Other                                                               (4,837)               (4,518)
                                                                   -----------           -----------
Total stockholders' equity                                             795,457               859,642
                                                                   -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,722,802           $ 1,619,355
                                                                   ===========           ===========



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                        1998                1997
                                                                                      ---------           ---------
Cash flows from operating activities:
     Net income                                                                       $  38,251           $  61,521
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Payments for restructurings and divestitures                               (4,143)             (7,438)
              Net loss (gain) on sale of intellectual property and other                    437              (1,223)
                assets
              Depreciation and amortization                                              21,938              20,533
              Deferred income tax (benefit) provision                                    (1,004)              1,320
              Changes in certain assets and liabilities, net of effects from restructuring and divestitures:
                      Accounts receivable                                                (5,280)            (16,587)
                      Inventories                                                        10,870              (6,284)
                      Accounts payable and accrued liabilities                           (4,839)            (25,091)
                      Income taxes                                                        9,279               8,652
                      Other assets and liabilities                                          364                  14
                                                                                      ---------           ---------
     Net cash provided by operating activities                                           65,873              35,417
                                                                                      ---------           ---------

Cash flows from investing activities:
     Investment in property, plant, and equipment                                       (26,660)            (25,282)
     Disposition of property, plant, and equipment                                           --               8,314
     Investments in and advances to affiliated companies                                 (2,315)             (2,500)
                                                                                      ---------           ---------
     Net cash used in investing activities                                              (28,975)            (19,468)
                                                                                      ---------           ---------

Cash flows from financing activities:
     Net proceeds from short-term debt                                                  150,022              70,119
     Proceeds from long-term debt                                                         4,127                 222
     Payments of long-term debt                                                          (4,991)             (6,253)
     Common Stock repurchased                                                          (123,461)            (94,386)
     Common Stock issued under employee benefit plans                                     8,668              23,897
     Proceeds from repayments of stockholder notes receivable                                62                 320
     Cash dividends                                                                      (6,530)             (6,015)
                                                                                      ---------           ---------
     Net cash provided by (used in) financing activities                                 27,897             (12,096)
                                                                                      ---------           ---------
Effect of exchange rate changes on cash
     and cash equivalents                                                                 6,641              (1,035)
                                                                                      ---------           ---------
Increase in cash and cash equivalents                                                    71,436               2,818
Cash and cash equivalents at beginning of period                                         92,667              86,583
                                                                                      ---------           ---------
Cash and cash equivalents at end of period                                            $ 164,103           $  89,401
                                                                                      =========           =========

Supplemental Disclosures
Cash paid for:
     Interest (net of amounts capitalized)                                            $   5,984           $   4,496
     Income taxes (net of refunds)                                                       12,323               9,596



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three months ended September 30, 1998 and 1997, the financial position as of September 30, 1998, and the cash flows for the three months ended September 30, 1998 and 1997. The June 30, 1998 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1998. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the 1999 financial statement presentation.


BUSINESS SEGMENTS

Revenues and operating income by business segment are as follows:

                                                              (in thousands)
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       -----------------------------
                                                         1998                 1997
                                                       ---------           ---------
Revenues
    Electronics OEM components                         $ 203,318           $ 199,903
    Telecommunications, energy and industrial            243,428             255,128
                                                       ---------           ---------
         Total revenues                                $ 446,746           $ 455,031
                                                       =========           =========


Operating income
    Electronics OEM components                         $  30,214           $  41,689
    Telecommunications, energy and industrial             48,600              64,858
    Corporate group expenses                             (14,629)            (18,133)
                                                       ---------           ---------
         Total operating income                        $  64,185           $  88,414
                                                       =========           =========

EARNINGS PER SHARE

In the second quarter of 1998, the company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) to all periods presented. The following table presents the computation of earnings per share--basic and earnings per share--assuming dilution.

                                                          (in thousands, except per share amounts)
                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                  1998              1997
                                                                 -------          -------
Net income available to stockholders (numerator)                 $38,251          $61,521
                                                                 =======          =======

Shares calculation (denominator):
   Average shares outstanding--basic                              80,651           85,551

   Effect of dilutive securities:
       Potential Common Stock relating to stock options
           and employee stock purchase plan                          984            2,383
                                                                 -------          -------
   Average shares outstanding--assuming dilution                  81,635           87,934
                                                                 =======          =======

Earnings per share--basic                                        $  0.47          $  0.72
                                                                 =======          =======

Earnings per share--assuming dilution                            $  0.47          $  0.70
                                                                 =======          =======


Options to purchase 6,594,000 shares of Common Stock at prices ranging from $30.13 to $47.94 per share were outstanding during the quarter ended September 30, 1998, but were not included in the computation of earnings per share--assuming dilution because the options' exercise prices were greater than the average market price of the common shares. These options expire between April 2006 and August 2008.


FINANCIAL INSTRUMENTS

Net gains and losses from forward exchange contracts used to cover receivables and payables totaled gains of $4.3 million and $2.0 million for the three months ended September 30, 1998 and 1997, respectively. The company incurred a total net foreign exchange gain of $0.5 million and a net loss of $0.4 million for the three months ended September 30, 1998 and 1997, respectively. These realized and unrealized gains and losses are included in "Other expense, net." The total amount of foreign exchange exposure covered was $117 million at September 30, 1998. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the US dollar as functional currency. These exposures are primarily in Japanese yen (27% of net contract value), Belgian francs (18%), French francs (13%), Italian lire (7%), and Spanish pesetas (7%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging, or where the company's exposed position and the perceived currency environment render a hedge inadvisable. Such exposures at September 30, 1998, included $13 million in net receivables and payables in non-functional currencies and $7 million in net monetary assets in foreign countries with the US dollar as functional currency.


MARKETABLE SECURITIES

Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of marketable securities held at September 30, 1998, was $8 million. Gross unrealized gains were $3 million as of September 30, 1998, and are included, net of tax, as a component of "Accumulated other comprehensive income."


RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $28 million in the fourth quarter of 1998 (the 1998 restructuring). The restructuring actions included write-downs of inventory and machinery and equipment related to discontinued products and operations, severance costs for the reorganization of certain business segments, and severance costs associated with moving certain manufacturing facilities to lower-cost locations. As a result of the 1998 restructuring, approximately 130 positions will be eliminated. As of September 30, 1998, 68 employees have separated from the company due to the 1998 restructuring. The company expects the 1998 restructuring to be substantially completed by the end of the current fiscal year.

The following table, which includes the 1998 restructuring as well as prior restructurings, presents the company's restructuring reserves as of September 30, 1998:

                                                                     (in thousands)
                                 -----------------------------------------------------------------------------------
                                 EMPLOYEE            ASSET
                                  COSTS            WRITE-DOWNS          LEASES            OTHER              TOTAL
                                 --------           --------           --------          --------           --------
Reserve Balances,
    June 30, 1998                $ 22,318           $ 13,062           $     89          $  3,348           $ 38,817
Cash payments                      (3,548)                --                 --              (595)            (4,143)
Non-cash items                         --             (7,798)                --               (17)            (7,815)
                                 --------           --------           --------          --------           --------
RESERVE BALANCES,
     SEPTEMBER 30, 1998          $ 18,770           $  5,264           $     89          $  2,736           $ 26,859
                                 ========           ========           ========          ========           ========


REPURCHASE OF COMMON STOCK

During the three months ended September 30, 1998, the company repurchased 4 million shares of its Common Stock for $123 million and reissued 0.4 million shares, leaving 10.8 million shares in treasury stock at September 30, 1998. In July 1997, the board of directors authorized the company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. The company utilized a portion of its committed borrowing facilities to partially finance share repurchases.

COMPREHENSIVE INCOME

In the first quarter of 1999, the company adopted and retroactively applied the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements.

The components of comprehensive income, net of tax, are as follows:

                                                           (in thousands)
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
     Net income                                      $ 38,251           $ 61,521
     Other comprehensive income:
         Net change in unrealized (loss) gain on
              available-for-sale securities            (2,275)             1,987
         Foreign currency translation adjustment       21,225             (8,018)
                                                     --------           --------
     Comprehensive income                            $ 57,201           $ 55,490
                                                     ========           ========


CONTINGENCIES

The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company's major litigation matters as of September 30, 1998, are described below.

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Many of the claims asserted in the company's state action were consolidated with Bourns' federal action against the company. On March 9, 1998, this case was transferred from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial for Bourns' action against the company commenced on June 16, 1998. During the sixth week of the trial, due to the length of the proceeding, the judge bifurcated the company's trade secret action against Bourns for trial at a later date. On August 10, 1998, the trial of Bourns' action against the company ended with a jury verdict that awarded Bourns $64 million in damages. Legal fees and expenses, including attorneys fees, are also recoverable by Bourns under applicable U.S. antitrust law. The company has filed motions with the court to set aside the jury's verdict, to reduce the damages, and to ask for a new trial on the grounds that the verdict is contrary to the evidence presented at trial and is incorrect as a matter of law and that the jury's damage award bears no relationship to the market segment to which the verdict was directed. If necessary, the company intends to appeal this decision. Under applicable U.S. antitrust law, any remaining damage award against the company will be trebled. The company also intends to continue with its theft of trade secrets case against

Bourns. The new trial date for the trade secret action has not been set by the court. Due to the foregoing, the company has not accrued any liability with respect to this litigation.

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

Additionally, the company has been named, among others, as a potentially responsible party in judicial and administrative proceedings alleging that it may be liable for the costs of correcting environmental conditions at certain hazardous waste sites. The company believes that it does not have material liability for cleanup costs at these sites.


SUBSEQUENT EVENTS

On October 1, 1998, the company completed the acquisition of the telecommunications business of Plasticos Mondragon S.A. (Mondragon) in Spain for a cash purchase price of approximately $40 million. The Mondragon telecommunications business manufactures and supplies components for connecting, insulating, and protecting copper and fiber-optic telephone networks. The acquisition will be accounted for using the purchase method.

On October 14, 1998, the company's Board of Directors announced its regular quarterly dividend of $0.08 per share, payable on December 9, 1998, to stockholders of record as of November 11, 1998.

On October 23, 1998, the company issued $400 million of notes. The notes mature on October 15, 2008, and bear interest at a rate of 7.20% per annum. The company will use the net proceeds from the sale of the notes primarily to repay $275 million outstanding under the company's $400 million revolving credit facility, which remains available to the company until September 12, 2001. The company intends to use the remaining portion of the net proceeds from the sale of the notes for general corporate purposes, which may include financing the company's current stock repurchase program and possible acquisitions.

Between October 1, 1998 and November 4, 1998, the company repurchased 366,000 shares of the company's Common Stock for $11 million.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS


------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                                 1998          1997
(in millions, except per share data)
------------------------------------------------------------------------------------
Revenues                                                         $ 447         $ 455
Pretax income                                                    $  59         $  82
Provision for income taxes                                          21            20
Net income                                                       $  38         $  62
Earnings per share--assuming dilution                            $0.47         $0.70
Average number of shares outstanding--assuming dilution           81.6          87.9
------------------------------------------------------------------------------------


REVENUES AND REVENUE GROWTH

Revenues for the first quarter of 1999 were $447 million compared to $455 million in the year-ago quarter. Revenues were flat on a constant currency basis, but declined 2% in reporting currencies, primarily as a result of the U.S. dollar strengthening against the Japanese yen.

Revenues were also impacted by price reductions in several product lines due to competitive pressures, as shown in the table below:

------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
(percentage change over prior-year quarter)
------------------------------------------------------------------------------------
Components of reported revenue growth:
    Growth in volumes, net of product mix changes           4%
    Effect of price reductions(a)                          (4%)
                                                           ----
------------------------------------------------------------------------------------
Constant currency revenue growth                            0%
    Effect of exchange rate changes                        (2%)
                                                           ----
------------------------------------------------------------------------------------
Total reported revenue growth                              (2%)
                                                           ====
------------------------------------------------------------------------------------

(a) A management estimate based on year-over-year changes in revenues at constant volume and mix.


On a constant currency basis, first quarter revenues were up 2% in North America, down 4% in Europe, down 1% in Asia, and up 9% in the rest of the world. In North America, sales growth was largely driven by sales increases in the electronics OEM components segment and by sales growth in access network electronics, partially offset by a decline in sales of telecommunications and electric heat-tracing products. The sales decline in Europe was mainly caused by weak sales of telecommunications and electric heat-tracing products. In Asia, revenue growth in Taiwan and the Peoples Republic of China was offset by sales declines in other Asian markets, particularly in Korea and Japan. In the rest of the world, strong revenue growth in Latin America was partially offset by revenue declines in other regions.


GROSS PROFIT, OPERATING EXPENSES, AND PRETAX INCOME

--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                            1998           1997
(percentage of revenues)
--------------------------------------------------------------------------------
Gross profit                                                 46%            50%

Research and development expense                              5%             6%

Selling, general, and administrative expense                 27%            25%

Interest and other expense, net                               1%             1%

Pretax income                                                13%            18%
--------------------------------------------------------------------------------


Gross profit as a percentage of revenues declined to 46% in the first quarter of 1999, compared to 50% in the year-ago quarter. The decline was primarily due to price reductions, a shift toward product lines with lower margins, and adverse currency movements.

Selling, general, and administrative expense (SG&A) as a percentage of revenues increased to 27% in the first quarter of 1999, compared to 25% in the prior-year quarter. The increase in SG&A was in part due to increased spending related to the implementation of the company's enterprise information system and higher litigation expenses.

Pretax income for the first quarter of 1999 was $59 million (13% of revenues) compared to $82 million (18% of revenues) in the prior-year quarter. The decrease was primarily attributable to lower gross profit and increased SG&A expense during the quarter.


PROVISION FOR INCOME TAXES

The estimated annual effective tax rate for 1999 is 35% compared to 25% in the year-ago quarter. The lower estimated annual effective tax rate in 1998 was primarily attributable to recognition of a U.S. deferred tax benefit.


NET INCOME AND EPS

Net income for the first quarter of 1999 was $38 million ($0.47 per share--assuming dilution), compared to net income of $62 million ($0.70 per share--assuming dilution) in the year-ago quarter. The average number of shares outstanding--assuming dilution during the first quarter of 1999 decreased to
81.6 million from 87.9 million in the prior-year quarter, largely due to the company's repurchase of its Common Stock.

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


ELECTRONICS OEM COMPONENTS

This business segment serves original equipment manufacturers (OEMs) in transportation, defense, and a wide range of commercial electronics industries.

---------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,          1998           1997
(dollars in millions)
---------------------------------------------------------------
Revenues                                  $203           $200

Constant currency revenue growth             5%            18%

Operating income                          $ 30           $ 42
---------------------------------------------------------------


First quarter revenues for the electronics OEM components business segment were $203 million, up 5% on a constant currency basis from the year-ago quarter.

Revenues from sales of interconnection products, including wire, cable, heat-shrinkable tubing and connectors, were $121 million for the quarter, reflecting growth of 8% on a constant currency basis from the year-ago quarter. Sales growth was strongest in North America as a result of increased sales of transportation and commercial electronics products. In Europe, growth was the result of increased sales of interconnection products for rail and mass transit, automotive and defense applications. The growth in North America and Europe more than offset sales declines in Japan and the rest of Asia where governments cut back on defense spending.

Sales of circuit protection products were $54 million, down 7% on a constant currency basis from the year-ago quarter. This is primarily attributable to a 17% decline in sales price as compared to the year-ago quarter. However, an increase in unit volumes of 10% partially offset the adverse effect of competitive pricing pressures.

Elo TouchSystems' revenues were $28 million, up 20% on a constant currency basis compared to the year-ago quarter. This growth was driven by an increase in the demand for kiosk and point-of-information applications in Europe and North America, and demand for touch-input systems in kiosk, amusement and gaming applications in Japan.

The segment's operating income as a percentage of revenues in the first quarter of 1999 was 15% compared to 20% in the year-ago quarter. The reduction in operating income as a percentage of revenue was primarily caused by price reductions, primarily on circuit protection products; a change in product mix, as the sales volume of products with lower profit margins increased; and increased litigation expenses.

TELECOMMUNICATIONS, ENERGY AND INDUSTRIAL

This business segment serves telecommunication operators; power, gas, and water utilities; and industrial plants and pipelines.

------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,           1998             1997
(dollars in millions)
------------------------------------------------------------------
Revenues                                  $ 243            $ 255

Constant currency revenue growth            (4%)              7%

Operating income                          $  49            $  65
------------------------------------------------------------------


First quarter revenues for the telecommunications, energy and industrial business segment were $243 million, down 4% on a constant currency basis from the year-ago quarter.

Revenues from the sale of telecommunications products, including accessories for cable and fiber networks, were $95 million, down 6% on a constant currency basis from the year-ago quarter. A decline in sales of copper system accessories was partially offset by continuing growth in revenues from fiber-optic products for broadband networks.

Revenues from sales of access network electronics products were $23 million, up 13% on a constant currency basis over the prior-year quarter. The first quarter revenue growth, as compared to the prior-year quarter, was impacted by the company's decision to discontinue sales of access network electronics products outside of North America. Growth in North America was up 27%, but slower than expected due to delayed product deployment at certain customers.

Revenues from sales of cable accessories and other insulation products for energy networks totaled $69 million for the quarter, up 2% on a constant currency basis from the year-ago quarter.

Revenues from commercial and industrial sales of electric heat-tracing systems, corrosion prevention products, and leak detection systems were $57 million, down 11% on a constant currency basis from the year-ago quarter. The decline in revenues was primarily caused by decreased sales of electric heat-tracing products in Europe and North America, in part due to the lingering effects of last year's warm winter, a slowdown in maintenance spending within the oil, gas and chemical processing industries, and slow project business.

The segment's operating income as a percentage of revenues in the first quarter of 1999 was 20% compared with 25% in the year-ago quarter. The reduction in operating income as a percentage of sales was primarily caused by a shift in mix toward products that have lower profit margins and adverse currency exchange movements.

ACQUISITION

Subsequent to quarter end, on October 1, 1998, the company completed the acquisition of the telecommunications business of Plasticos Mondragon S.A. (Mondragon) in Spain for a cash purchase price of approximately $40 million. The Mondragon telecommunications business manufactures and supplies components for connecting, insulating, and protecting copper and fiber-optic telephone networks.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company is in the process of reassessing current business segment reporting to determine if changes in reporting will be required in adopting this new standard. The disclosures prescribed by FAS 131 will first be adopted in the company's 1999 annual report.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives should be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The company plans to adopt FAS 133 in the first quarter of fiscal 2000 and has not yet determined the effect, if any, of adopting the new standard.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the company had $164 million in cash and cash equivalents and $304 million in unused credit facilities, of which $182 million are committed facilities. Subsequent to quarter-end, on October 23, 1998, the company completed an offering of notes in the amount of $400 million. The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends and share repurchases, and for potential acquisitions.

The following table presents certain measures of liquidity and capital resources:


-------------------------------------------------------------------------------------
                                                       SEPTEMBER 30,        June 30,
(dollars in millions)                                           1998            1998
-------------------------------------------------------------------------------------
Debt net of cash                                                $329            $247

Debt net of cash as a percent of stockholders' equity            41%             29%

Days' sales outstanding                                           64              62

Days' sales in inventory                                         102             104
-------------------------------------------------------------------------------------



Debt net of cash was $329 million on September 30, 1998 compared to $247 million on June 30, 1998. The increase was primarily due to an increase in short-term borrowings to repurchase shares of the company's Common Stock. During the first quarter of 1999, the company repurchased 4 million shares for $123 million.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

-------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                 1998            1997
(dollars in millions)
-------------------------------------------------------------------------------------
Cash provided by (used in):
     Operating activities                        $ 66           $ 35
     Investing activities                         (29)           (19)
     Financing activities                          28            (12)
Effect of exchange rate changes on cash
     and cash equivalents                           6             (1)
                                                 ----           ----
-------------------------------------------------------------------------------------
Increase in cash and cash equivalents            $ 71           $  3
                                                 ====           ====
-------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Cash provided by operating activities during the first quarter of 1999 was $66 million compared to $35 million in the prior-year quarter. The increase was primarily due to the absence of employee bonus payments in the first quarter of 1999, compared to $29 million of such payments in the prior-year quarter. In addition, the change also reflects lower spending on inventory as compared to the first quarter of 1998.

INVESTING ACTIVITIES
Net cash used in investing activities was $29 million in the first quarter of 1999 compared to $19 million in the year-ago quarter. Capital expenditures were $27 million in the first quarter of 1999 compared to $25 million in the first quarter of 1998. Cash used in investing activities during the first quarter of 1998 was partially offset by $8 million in proceeds from the sale of property.

FINANCING ACTIVITIES
Net cash provided by financing activities during the first quarter of 1999 was $28 million compared to net cash used of $12 million in the year-ago quarter. Net proceeds from short-term debt were $150 million compared to $70 million in the prior-year quarter. The proceeds from short-term debt in the first quarter of 1999 were primarily used for share repurchases, as the company spent $123 million compared to $94 million in the prior-year quarter.

Subsequent to quarter end, on October 23, 1998, the company issued notes in the amount of $400 million. The notes mature on October 15, 2008 and bear interest at a rate of 7.20% per annum. The interest rate on the notes may increase if, prior to October 23, 2002, either Moody's Investor Services, Inc. or Standard & Poor's Rating Services reduces the rating of the notes to below investment grade. The company will use the net proceeds from the sale of the notes primarily to repay $275 million outstanding under the company's $400 million revolving credit facility, which remains available to the company until September 12, 2001. The company intends to use the remaining portion of the net proceeds from the sale of the notes for general corporate purposes, which may include financing the company's current stock repurchase program and possible acquisitions.


YEAR 2000

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

INFORMATION SYSTEMS. As part of an enterprisewide process reengineering commenced in 1996, the company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system, which its vendor (SAP America, Inc.) warrants to be Year 2000 compliant, and that will support the majority of the company's operations, including major plants in the United States and Europe. This project was undertaken without regard to possible Year 2000 issues and has not been accelerated as a result of Year 2000 issues. Therefore, the company does not expect to record Year 2000-related expenses in connection with the implementation of this system. However, this system will not be fully implemented in certain of the company's locations by the year 2000. A review of the company's information systems for locations where this system will not have been implemented prior to January 1, 2000, has been completed and the company has initiated the work necessary for the existing systems in these locations to become Year 2000 compliant.

In addition to the system described above, the company uses a different standardized enterprise information system in its Asian, Latin American, and certain other locations, and for sales-order and supply-chain activity in certain plants in North America. The company is currently in the process of implementing an upgrade for this system, which the vendor (QAD Inc.) warrants to be Year 2000 compliant, and expects this upgrade to be completed by the fourth quarter of fiscal 1999. Testing of all information systems will be conducted over the next year. The company's global electronic data interchange applications (through which the company communicates business transactions with certain of its customers and suppliers) will be modified to be Year 2000 compliant by the end of the second quarter of fiscal 1999. The company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to support the activities described above.

Based on the current status of the assessments and remediation plans made to date, the company expects total Year 2000 related costs pertaining to its information systems to be approximately $4 million.

PRODUCTS. The company has assessed the capabilities of most of its products sold to customers and is in the process of developing remediation plans for Year 2000 compliance. Based on the assessments made to date, only a small number of the company's products are affected by Year 2000 issues. The company intends to make the products that it will continue to sell Year 2000 compliant within the next six months and to make upgrades available for certain other products.

OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment process is expected to be completed during the second quarter of fiscal 1999. The assessment to date has not yielded any major areas of concern.

SUPPLIERS. The company is also in the process of evaluating its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the company's operations. To mitigate this risk, the company has contacted its suppliers to assess their Year 2000 readiness and will continue to monitor the progress of its key suppliers. The company has a limited number of key suppliers and expects to have the assessment of these key suppliers completed during the second quarter of fiscal 1999.

CUSTOMERS. The company established a Global Year 2000 Desk at its headquarters in California to handle all customer requests for compliance, survey, and other general information related to its Year 2000 Programs.

GENERAL AND RISK FACTORS. The company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, in the remediation phase. The company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure. The company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the company is not in a position to state the total cost of remediation of all Year 2000 issues. The company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the company has not yet completed its assessments, developed remediation plans for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

As the Year 2000 project continues, the company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

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

The company is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and to address, and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this quarterly report on Form 10-Q that are not statements of historical fact, including statements regarding revenue or earnings trends, financial goals, litigation matters, acquisitions, restructuring actions, Year 2000 readiness, and currency fluctuations, economic trends, and the business environment, are forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include those described below, as well as risk factors included in the company's annual report on Form 10-K for the year ended June 30, 1998, on file with the Securities and Exchange Commission.

FLUCTUATIONS IN FOREIGN EXCHANGE RATES MAY AFFECT THE COMPANY'S RESULTS. Approximately two-thirds of the company's revenues result from sales outside the United States, a significant portion of which are denominated in foreign currencies. In addition, the company has several production facilities located outside the United States. The company's financial results therefore can be affected by changes in foreign currency exchange rates. To mitigate these effects, the company hedges its transaction exposure (i.e., the effect on earnings and cash flows of changes in foreign exchange rates on receivables and payables denominated in foreign currencies). The company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the company's consolidated net income. Accordingly, the company's reported revenues and net income have been and in the future may be affected by changes in foreign currency exchange rates.

IMPORTANCE OF INTERNATIONAL MARKETS. International markets provide the company with significant growth opportunities. However, the following events could adversely affect the company's financial results:

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

PROBLEMS ASSOCIATED WITH YEAR 2000. As described above under Year 2000, the company is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and to address, and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company.

IMPLEMENTATION OF NEW INFORMATION SYSTEMS COULD CAUSE BUSINESS DISRUPTIONS. In 1996, the company began an enterprisewide process reengineering and information-system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core data and information systems with a fully integrated, enterprise information system. It will cover all of the company's major manufacturing sites and sales locations. The company does not expect to fully implement the system in all geographical areas and divisions by the year 2000. However, the company does expect to complete the implementation of this system for a major portion of the company's business by the end of calendar year 1999. The change in systems and processes is substantial. During implementation of this new system, the change could cause delays in:

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

Currently, the company's principal product liability litigation involves a variety of claims arising from the company's heat-tracing and freeze-protection products. The company also sells other products in markets where product liability issues could be material (for example, electronic interconnect products--such as wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices--for aerospace and automotive markets).

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

NEW PRODUCTS AND ACQUISITIONS MAY NOT PRODUCE ANTICIPATED BENEFITS. The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. The company also has entered into, and in the future may enter into, arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. These arrangements may include minority equity investments in the other companies. The company cannot predict success in its research and development efforts, acquisitions of new technologies, products, or businesses, or arrangements with third parties. Accordingly, there can be no assurance that:

        -       the company will successfully realize its objectives;
        - the realization of these goals will not take longer or cost more than anticipated; or
        - there will not be unintended adverse financial or other consequences from these actions.

OTHER MARKET FORCES CAN ADVERSELY AFFECT THE DEMAND FOR THE COMPANY'S PRODUCTS. Changing market circumstances, such as fluctuations in demand and the seasonality of certain product lines, may affect the company's operating results. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change. For example:

        - the telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until they resolve technology issues more clearly;
        - foreign countries are privatizing many electric power utilities, which may affect the purchasing policies of these utility companies.

These types of market forces may adversely affect the company's operations and financial performance.

CUSTOMER CONCENTRATION FOR ACCESS NETWORK ELECTRONICS PRODUCTS. The company no longer pursues sales of its access network electronics products outside of North America. Because these products are sold to operators of large telecommunication systems, the customers and potential customers for these products are now limited to the relatively few operators of such systems in North America. A decision by one of these customers not to purchase the company's access network electronics products, or to delay the purchase of these products, could have a material impact on the company's sales of these products or the growth rate of such sales.

GEOGRAPHIC AND PRODUCT MIX CHANGES MAY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. The company's results of operations vary by product line and by geographic region. Changes in the company's geographic or product mix of sales may therefore affect the company's gross profits.

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

NO DUTY TO UPDATE. The company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Index to Exhibits

                EXHIBIT NO.       DESCRIPTION
                  10(y)           Agreement and release between the company
                                  and Arati Prabhakar
                  27.1            Financial Data Schedule

         (b)    Reports on Form 8-K

                The company filed one Current Report on Form 8-K during the quarter ended September 30, 1998. The report was filed on August 19, 1998, and reported on the outcome on August 10, 1998, of the trial of the action entitled Bourns, Inc. v. Raychem Corporation.

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



                                            RAYCHEM CORPORATION
                                            -------------------
                                               (Registrant)



Date:  November 6, 1998
                                            /s/ RAYMOND J. SIMS
                                        -----------------------------
                                              Raymond J. Sims
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)


                                            /s/ DEIDRA D. BARSOTTI
                                        -----------------------------
                                              Deidra D. Barsotti
                                              Vice President and
                                                  Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT #       DESCRIPTION
---------       -----------
10(y)           Agreement and release between the company and Arati Prabhakar

27.1            Financial Data Schedule