Form 10-Q
period 1998-12-31
RAYCHEM CORP
filed 1999-02-05
CIK 82206

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 Yes [X] No [ ]


As of January 27, 1999, the registrant had outstanding 77,413,895 shares of Common Stock, $1.00 par value.

================================================================================

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                           Page Number

PART I.    FINANCIAL INFORMATION

   Item 1: Financial Information

           Consolidated Condensed Statement of Income for
           the three and six months ended December 31, 1998 and 1997            1

           Consolidated Condensed Balance Sheet at
           December 31, 1998 and June 30, 1998                                  2

           Consolidated Condensed Statement of Cash Flows for
           the six months ended December 31, 1998 and 1997                      3

           Notes to Consolidated Condensed Financial
           Statements                                                           4

   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results of Operations                    10


PART II.   OTHER INFORMATION

   Item 4: Submission of Matters to a Vote                                     25

   Item 5: Other Information                                                   25

   Item 6: Exhibits and Reports on Form 8-K                                    26


SIGNATURES                                                                     27

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  DECEMBER 31,             DECEMBER 31,
(in thousands except per share data)                          1998         1997         1998         1997
                                                            --------     --------     --------     --------
Revenues                                                    $451,345     $467,117     $898,091     $922,148

Cost of goods sold                                           242,001      237,134      481,332      464,082

Research and development expense                              24,430       28,149       48,903       55,512

Selling, general, and administrative expense                 127,649      123,734      246,406      236,040

Interest expense, net                                          7,057        2,855       11,983        5,670

Other expense, net                                             1,577          630        1,990        4,202
                                                            --------     --------     --------     --------

Income before income taxes                                    48,631       74,615      107,477      156,642

Provision for income taxes                                    17,022       18,654       37,617       39,160
                                                            --------     --------     --------     --------

Net income                                                  $ 31,609     $ 55,961     $ 69,860     $117,482
                                                            --------     --------     --------     --------

Earnings per share--basic                                   $   0.40     $   0.66     $   0.88     $   1.38

Average number of shares outstanding--basic                   78,795       85,147       79,723       85,349
                                                            --------     --------     --------     --------

Earnings per share--assuming dilution                       $   0.40     $   0.64     $   0.87     $   1.34

Average number of shares outstanding--assuming dilution       79,836       87,085       80,736       87,510

                                                            --------     --------     --------     --------

Dividends per share                                         $   0.08     $   0.07     $   0.16     $   0.14
                                                            ========     ========     ========     ========

See accompanying notes to consolidated condensed financial statements.

                                RAYCHEM CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET



                                                              (UNAUDITED)
 (in thousands except sharedata)                           DECEMBER 31, 1998   June 30, 1998
 -------------------------------                           -----------------   -------------

ASSETS
Current assets:
     Cash and cash equivalents                                $   227,301      $    92,667
     Accounts receivable, net                                     353,658          325,039
     Inventories:
        Raw materials                                              84,825           90,874
        Work in process                                            55,335           64,143
        Finished goods                                            131,389          123,931
                                                              -----------      -----------
    Total inventories                                             271,549          278,948
    Prepaid taxes                                                  50,356           38,350
    Other current assets                                          105,125          110,593
                                                              -----------      -----------
Total current assets                                            1,007,989          845,597
                                                              -----------      -----------
Property, plant, and
  equipment                                                     1,215,780        1,147,923
    Less accumulated depreciation and
      amortization                                                708,497          668,737
                                                              -----------      -----------
Net property, plant, and equipment                                507,283          479,186
                                                              -----------      -----------
Deferred tax assets                                               187,551          186,595
Other assets                                                      147,875          107,977
                                                              -----------      -----------

TOTAL ASSETS                                                  $ 1,850,698      $ 1,619,355
                                                              -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Notes payable to banks                                   $    48,595      $   181,284
     Accounts payable                                              81,648           82,901
     Compensation and benefits                                     62,279           56,878
     Other accrued liabilities                                     91,285           88,914
     Income taxes                                                  84,398           62,871
     Current maturities of long-term debt                           9,266            6,574
                                                              -----------      -----------
Total current liabilities                                         377,471          479,422
                                                              -----------      -----------
Long-term debt                                                    559,309          151,488
                                                              -----------      -----------
Deferred tax liabilities                                           27,720           27,762
                                                              -----------      -----------
Other long-term liabilities                                       101,433           92,257
                                                              -----------      -----------
Minority interests                                                 10,052            8,784
                                                              -----------      -----------
Stockholders' equity:
    Preferred Stock, $1.00 par value
        Authorized: 15,000,000 shares; Issued: none                    --               --

    Common Stock, $1.00 par value
        Authorized: 150,000,000 shares
        Issued: 90,016,461 and 90,028,103 shares,
         respectively                                              90,016           90,028
    Additional contributed capital                                425,094          425,477
    Retained earnings                                             715,030          665,753

    Accumulated other comprehensive losses                         (1,338)         (26,778)
    Treasury Stock, at cost (12,305,051 and 7,144,399
        shares, respectively)                                    (449,600)        (290,320)
    Other                                                          (4,489)          (4,518)
                                                              -----------      -----------
Total stockholders' equity                                        774,713          859,642
                                                              -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,850,698      $ 1,619,355
                                                              ===========      ===========



See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31,                                          1998            1997
(in thousands)
                                                                    ---------      ---------
Cash flows from operating activities:
     Net income                                                     $  69,860      $ 117,482
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Payments for restructurings and divestitures             (8,572)       (15,683)
              Net loss (gain) on sale of intellectual property
                and other assets                                        1,002         (1,199)
              Depreciation and amortization                            44,440         41,160
              Deferred income tax provision                             1,678          3,424
              Changes in certain assets and liabilities, net of
                effects from
                      acquisitions, restructurings and
                         divestitures:
                      Accounts receivable                              (6,692)       (10,568)
                      Inventories                                      18,790        (21,336)
                      Accounts payable and accrued liabilities          4,541        (26,378)
                      Income taxes                                      7,015         14,273
                      Other assets and liabilities                      6,929            548
                                                                    ---------      ---------
     Net cash provided by operating activities                        138,991        101,723
                                                                    ---------      ---------

Cash flows from investing activities:
     Investment in property, plant, and equipment                     (51,148)       (48,972)
     Disposition of property, plant, and equipment                        321          8,329
     Cost of acquisitions, net of cash acquired                       (43,747)            --
     Investments in and advances to affiliated companies                   --         (5,000)
                                                                    ---------      ---------
     Net cash used in investing activities                            (94,574)       (45,643)
                                                                    ---------      ---------

Cash flows from financing activities:
     Net (payments) proceeds from short-term debt                    (136,899)        55,019
     Proceeds from long-term debt                                     410,493          1,691
     Payments of long-term debt                                       (11,185)        (6,458)
     Repurchases of Common Stock                                     (185,255)      (135,964)
     Issuance of Common Stock under employee benefit plans             17,863         36,734
     Proceeds from repayments of stockholder notes receivable             246            336
     Cash dividends                                                   (12,760)       (12,008)
                                                                    ---------      ---------
     Net cash provided by (used in) financing activities               82,503        (60,650)
                                                                    ---------      ---------
Effect of exchange rate changes on cash
     and cash equivalents                                               7,714         (3,141)
                                                                    ---------      ---------
Increase (decrease) in cash and cash equivalents                      134,634         (7,711)
Cash and cash equivalents at beginning of period                       92,667         86,583
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $ 227,301      $  78,872
                                                                    ---------      ---------

Supplemental Disclosures
Cash paid for:
     Interest (net of amounts capitalized)                          $  10,877      $   7,268
     Income taxes (net of refunds)                                     28,840         21,657
                                                                    =========      =========


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and six months ended December 31, 1998 and 1997, the financial position as of December 31, 1998, and the cash flows for the six months ended December 31, 1998 and 1997. The June 30, 1998 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1998. The results of operations for the three and six months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the 1999 financial statement presentation.


BUSINESS SEGMENTS

Revenues and operating income by business segment are as follows:

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                          DECEMBER 31,                 DECEMBER 31,
(in thousands)                       1998           1997           1998           1997
                                   ---------      ---------      ---------      ---------

REVENUES
    Electronics OEM components     $ 208,805      $ 203,334      $ 412,123      $ 403,237
    Telecommunications, energy
        and industrial               242,540        263,783        485,968        518,911
                                   ---------      ---------      ---------      ---------

        Total revenues             $ 451,345      $ 467,117      $ 898,091      $ 922,148
                                   =========      =========      =========      =========

OPERATING INCOME
    Electronics OEM components     $  32,253      $  38,218      $  62,467      $  79,907
    Telecommunications,
        energy and industrial         39,355         61,176         87,955        126,034
    Corporate group expenses         (14,343)       (21,294)       (28,972)       (39,427)
                                   ---------      ---------      ---------      ---------

        Total operating income     $  57,265      $  78,100      $ 121,450      $ 166,514
                                   =========      =========      =========      =========

EARNINGS PER SHARE

The following table presents the computation of earnings per share--basic and earnings per share--assuming dilution.

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           DECEMBER 31,            DECEMBER 31,
(in thousands except per share data)                   1998         1997         1998         1997
                                                     --------     --------     --------     --------

Net income available to stockholders (numerator)     $ 31,609     $ 55,961     $ 69,860     $117,482
                                                     --------     --------     --------     --------
Shares calculation (denominator):
   Average shares outstanding--basic                   78,795       85,147       79,723       85,349
   Effect of dilutive securities:
     Potential Common Stock relating to stock
       options and employee stock purchase plan         1,041        1,938        1,013        2,161
                                                     --------     --------     --------     --------

   Average shares outstanding--assuming dilution       79,836       87,085       80,736       87,510
                                                     --------     --------     --------     --------

Earnings per share--basic                            $   0.40     $   0.66     $   0.88     $   1.38
Earnings per share--assuming dilution                $   0.40     $   0.64     $   0.87     $   1.34
                                                     --------     --------     --------     --------

Options to purchase 4,396,000 shares of Common Stock at prices ranging from $30.63 to $47.94 per share were outstanding during the quarter ended December 31, 1998, but were not included in the computation of earnings per share--assuming dilution because the options' exercise prices were greater than the average market price of the common shares. These options expire between April 2006 and December 2008.


FINANCIAL INSTRUMENTS

Net gains and losses from forward exchange contracts used to cover receivables and payables totaled a $6.3 million loss and a $5.2 million gain for the three months ended December 31, 1998 and 1997, respectively. Net gains and losses from forward exchange contracts totaled a $2.0 million loss and a $7.2 million gain for the six months ended December 31, 1998 and 1997, respectively. The company incurred total net foreign exchange losses of $0.1 million and $0.2 million for the three months ended December 31, 1998 and 1997, respectively. The company incurred a total net foreign exchange gain of $0.4 million and a net loss of $0.6 million for the six months ended December 31, 1998 and 1997, respectively. These realized and unrealized gains and losses are included in "Other expense, net." The total amount of foreign exchange exposure covered was $124 million at December 31, 1998. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the US dollar as functional currency. These exposures are primarily in Japanese yen (35% of net contract value), Belgian francs (17%), German marks (8%), Italian lire (7%), and Spanish pesetas (6%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging, or where the company's exposed position and the perceived currency environment render a hedge inadvisable. Such exposures at December 31, 1998 included $4 million in net receivables and payables in non-functional currencies and $6 million in net monetary assets in foreign countries with the US dollar as functional currency.


MARKETABLE SECURITIES

Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of marketable securities held at December 31, 1998, was $8.5 million. Gross unrealized holding gains were $3 million as of December 31, 1998, and are included, net of tax, as a component of "Accumulated other comprehensive losses."


LONG-TERM DEBT

Long-term debt consists of the following:

                                                DECEMBER 31,   June 30,
(in thousands)                                     1998         1998
                                                 --------     --------
7.20% notes due 2008                             $398,723     $     --
1.48% to 9.66% notes payable to banks, and
    other debt requiring payments in varying
    amounts, through 2017                          61,935       45,980
Secured debt requiring varying semiannual
    payments from January 1997 through
    December 2006 (interest rate fluctuates
    semiannually and was 5.55% and 5.64%
    at December 31, 1998 and June 30, 1998,
    respectively)                                 107,917      112,082
                                                 --------     --------
Total long-term debt                              568,575      158,062
Less current maturities                             9,266        6,574
                                                 --------     --------
Long-term portion                                $559,309     $151,488
                                                 ========     ========


In October, 1998, the company issued notes in the amount of $400 million. The notes mature on October 15, 2008 and bear interest at a rate of 7.20% per annum. The interest rate on the notes may increase if, prior to October 23, 2002, either Moody's Investor Services, Inc. or Standard & Poor's Rating Services reduces the rating of the notes to below investment grade. The company used part of the net proceeds from the sale of the notes to repay borrowings of $275 million outstanding under the company's $400 million revolving credit facility and to finance the company's share repurchase program. The $400 million revolving credit facility will remain available to the company until September 12, 2001. The company intends to use the remaining portion of the net proceeds from the sale of the notes for general corporate purposes, which may include further financing of the company's current share repurchase program and additional acquisitions.

RESTRUCTURING AND DIVESTITURES

The company incurred a pretax restructuring charge of $28 million in the fourth quarter of 1998 (the 1998 restructuring). The restructuring actions included write-downs of inventory and machinery and equipment related to discontinued products and operations, severance costs for the reorganization of certain business segments, and severance costs associated with moving certain manufacturing facilities to lower-cost locations. As a result of the 1998 restructuring, approximately 130 positions will be eliminated. As of December 31, 1998, 93 employees have separated from the company due to the 1998 restructuring. The company expects the majority of the 1998 restructuring actions to be completed by the end of the current fiscal year. Certain actions, such as the relocation of manufacturing facilities, may extend to the following fiscal year.

The following table, which includes the 1998 restructuring as well as prior restructurings, presents the company's restructuring reserves as of December 31, 1998:

                           EMPLOYEE       ASSET
(in thousands)               COSTS      WRITE-DOWNS     LEASES       OTHER         TOTAL
--------------             --------     -----------     ------       -----         -----

Reserve Balances,
    June 30, 1998          $ 22,318      $ 13,062      $     89     $  3,348      $ 38,817
Cash payments                (7,166)           --            --       (1,406)       (8,572)
Non-cash items                   --        (9,363)           --         (380)       (9,743)
                           --------      --------      --------     --------      --------
RESERVE BALANCES,
     DECEMBER 31, 1998     $ 15,152      $  3,699      $     89     $  1,562      $ 20,502
                           --------      --------      --------     --------      --------


ACQUISITION

On October 1, 1998, the company completed the acquisition of the telecommunications business of Plasticos Mondragon S. A. (Mondragon) in Spain for a cash purchase price of approximately $41 million. The Mondragon telecommunications business manufactures and supplies components for connecting, insulating, and protecting copper and fiber-optic telephone networks. The Mondragon acquisition was accounted for using the purchase method of accounting for business combinations. The excess of purchase price over the fair value of the net assets acquired (goodwill) was approximately $34 million and is being amortized on a straight-line basis over 15 years. The results of Mondragon are included in the company's financial statements beginning as of October 1, 1998. Pro forma adjustments giving effect to the Mondragon acquisition as if it had occurred at the beginning of fiscal 1998 and 1999 would not have had a material effect on the company's consolidated financial statements.


REPURCHASE OF COMMON STOCK

In July 1997, the board of directors authorized the company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. During the six months ended December 31, 1998, the company repurchased 5.9 million shares of its Common Stock for $185 million and reissued
0.8 million shares, leaving 12.3 million shares in treasury stock at December 31, 1998.

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

The components of comprehensive income, net of tax, are as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
(in thousands)                                     1998          1997           1998           1997
                                                ---------     ---------      ---------      ---------
Net income                                      $  31,609     $  55,961      $  69,860      $ 117,482
Other comprehensive income:
    Net change in unrealized gain (loss) on
         available-for-sale securities                154           900         (2,121)         2,887
    Foreign currency translation adjustment         6,336        (6,816)        27,561        (14,834)
                                                ---------     ---------      ---------      ---------
Comprehensive income                            $  38,099     $  50,045      $  95,300      $ 105,535
                                                ---------     ---------      ---------      ---------


CONTINGENCIES

The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company's major litigation matters as of December 31, 1998, are described below.

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Many of the claims asserted in the company's state action were consolidated with Bourns' federal action against the company. On March 9, 1998, this case was transferred from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial for Bourns' action against the company commenced on June 16, 1998. During the sixth week of the trial, due to the length of the proceeding, the judge bifurcated the company's trade secret action against Bourns for trial at a later date. On August 10, 1998, the trial of Bourns' action against the company ended with a jury verdict that awarded Bourns $64 million in damages. Legal fees and expenses, including attorneys' fees, are also recoverable by Bourns under applicable U.S. antitrust law. The company has filed motions with the court to set aside the jury's verdict, to reduce the damages, and to ask for a new trial on the grounds that the verdict is contrary to the evidence presented at trial and is incorrect as a matter of law and that the jury's damage award bears no relationship to the market segment to which the verdict was directed. If necessary, the company intends to appeal this decision. Under applicable U.S. antitrust law, any remaining damage award against the company will be trebled. The company also intends to continue with its theft of trade secrets case against Bourns. The new trial date for the trade secret action has not been set by the court. Because the company intends to appeal any adverse final judgment in the trial court, the company has not accrued any liability with respect to this litigation.

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


SUBSEQUENT EVENTS

On January 13, 1999, the company's board of directors increased its regular quarterly dividend by 12.5% to $0.09 per share, payable on March 10, 1999, to stockholders of record as of February 10, 1999.

Between January 1, 1999 and January 27, 1999, the company repurchased 0.9 million shares of the company's Common Stock for $25 million.

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              DECEMBER 31,            DECEMBER 31,
(in millions except per share data)        1998         1997       1998         1997
                                           ----         ----       ----         ----
Revenues                                   $ 451        $ 467      $ 898        $ 922
                                           -----        -----      -----        -----
Pretax income                              $  49        $  75      $ 107         $156
Provision for income taxes                    17           19         37           39
                                           -----        -----      -----        -----
Net income                                 $  32        $  56      $  70        $ 117
                                           -----        -----      -----        -----
Earnings per share--assuming dilution      $0.40        $0.64      $0.87        $1.34
                                           -----        -----      -----        -----
Average number of shares outstanding--
     assuming dilution                      79.8         87.0       80.7         87.5
                                           -----        -----      -----        -----

REVENUES

Revenues for the second quarter of 1999 were $451 million compared to $467 million in the year-ago quarter. On a constant currency basis, revenues declined by 4%, primarily due to price reductions, slower volume growth, and the adverse impact of product mix changes in several product lines, as shown in the table below:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
(percentage change over prior-year period)      DECEMBER 31, 1998      DECEMBER 31, 1998
------------------------------------------      -----------------      -----------------
Change in components of reported revenue:
    Growth in volumes, net of
         product mix changes                            1%                    3%
    Effect of price reductions(a)                      (5%)                  (5%)
                                                       --                    --
Change in constant currency revenue                    (4%)                  (2%)
    Effect of exchange rate changes                     1%                   (1%)
                                                       --                    --
Change in reported revenue                             (3%)                  (3%)
                                                       --                    --

(a)A management estimate based on year-over-year changes in revenues at constant volume and mix.

On a constant currency basis, second quarter revenues declined by 5% in North America and by 9% in Europe, and increased by 4% in Asia and by 3% in the rest of the world.

GROSS PROFIT, OPERATING EXPENSES, AND PRETAX INCOME

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
(percentage of revenues)                             1998         1997         1998         1997
                                                     ----         ----         ----         ----
Gross profit                                          46%          49%          46%          50%
Selling, general, and administrative expense          28%          26%          27%          26%
Research and development expense                       5%           6%           5%           6%
Interest and other expense, net                        2%           1%           2%           1%
Pretax income                                         11%          16%          12%          17%


Gross profit as a percentage of revenues for the second quarter of 1999 decreased to 46%, from 49% in the year-ago quarter. This decrease from 1998 was primarily due to sales price reductions in several product lines and a continued shift toward product lines with lower margins. Gross profit margins are expected to remain at about this level for the second half of fiscal 1999.

Selling, general, and administrative expense (SG&A) for the second quarter of 1999 increased to 28% of revenues, from 26% in the prior-year quarter. The increase was due in part to the lack of revenue growth.

Net interest expense for the second quarter of 1999 was $7 million compared to $3 million in the prior-year quarter. The increase in 1999 was primarily due to the increased level of borrowings outstanding during the period, including the debt offering completed in October 1998.

Pretax income as a percentage of revenues for the second quarter of 1999 declined to 11%, from 16% in the prior-year quarter. The primary causes of this decline were the decrease in gross profits and higher interest expense.


PROVISION FOR INCOME TAXES

The estimated annual effective tax rate for 1999 is 35% compared to 25% in the year-ago quarter. The lower estimated annual effective tax rate in 1998 was primarily attributable to recognition of a U.S.
deferred tax benefit.


NET INCOME AND EPS

Net income for the second quarter of 1999 was $32 million ($0.40 per share--assuming dilution), compared to net income of $56 million ($0.64 per share--assuming dilution) in the year-ago quarter. The average number of shares outstanding--assuming dilution during the second quarter of 1999 decreased to
79.8 million from 87.0 million in the prior-year quarter, due to the company's share repurchase program.

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

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                               DECEMBER 31,                  DECEMBER 31,
(dollars in millions)                     1998           1997           1998           1997
                                          ----           ----           ----           ----
Revenues                                  $209           $203           $412           $403
Constant currency revenue growth             2%            15%             3%            16%
Operating income                          $ 32           $ 38           $ 62           $ 80


Second quarter revenues for the electronics OEM components business segment were $209 million, up 2% on a constant currency basis from the year-ago quarter.

Revenues from sales of interconnect products--including wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices--were $125 million for the quarter, up 1% on a constant currency basis from the year-ago quarter. Sales to commercial aerospace, rail, and mass transit customers improved slightly during the quarter, but sales to automotive customers were essentially flat with year-ago levels.

Sales of circuit protection products were $55 million, down 4% on a constant currency basis from the year-ago quarter. An increase in unit volumes of 12% was offset by a 17% decline in average selling prices due to competitive pressures. Second-quarter prices were significantly lower against year-ago levels, but were essentially unchanged from the preceding two quarters. Growth in the computer industry drove the moderately higher sales to original equipment manufacturers. Despite continuing growth in the market for computers and electronic products; sales to distributors were roughly flat due to inventory corrections. Sales for battery applications were affected by the growth of rechargeable lithium batteries, which have a lower average content of polymeric resettable fuses.

Elo TouchSystems' revenues grew to $29 million, up 16% on a constant currency basis from the year-ago quarter, reflecting strong performance in Europe due to growth in point-of-information, point-of-sales, and kiosk applications. Elo TouchSystems also experienced strong growth in Japan as touch applications made gains in kiosks and amusement and gaming markets, despite continuing weakness in the Japanese economy.

The segment's operating income as a percentage of revenues in the second quarter of 1999 was 15%, compared with 19% in the year-ago quarter. The reduction in operating income as a percentage of revenues was primarily caused by declines in gross profits attributable to price declines, particularly in circuit protection products, and to product mix changes.

Segment revenues for the six months ended December 31, 1998, were $412 million, up 3% on a constant currency basis from the same period in the prior year. Increased unit volumes were partially offset by reductions in average selling prices. The year-to-date operating income as a percentage of revenues was 15% compared with 20% in the prior year, primarily reflecting declines in gross profits and increased SG&A expense.


TELECOMMUNICATIONS, ENERGY AND INDUSTRIAL

This business segment serves operators of telecommunications, power, gas, and water utilities; and industrial plants and pipelines.

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31,
(dollars in millions)                                1998             1997            1998             1997
                                                    -----            -----           -----            -----
Revenues                                            $ 243            $ 264           $ 486            $ 519
Constant currency revenue (decline) growth             (8%)              9%             (6%)              8%
Operating income                                    $  39            $  61           $  88            $ 126


Second quarter revenues for the telecommunications, energy and industrial business segment were $243 million, down 8% on a constant currency basis from the year-ago quarter.

Revenues from the sale of telecommunications products, including copper- and fiber-based network accessories were $88 million, down 4% on a constant currency basis from the year-ago quarter. Declines in sales of copper system accessories were partially offset by double-digit growth of sales of fiber-related products. Overall sales levels of telecommunications products were partially affected by calendar year-end purchasing slowdowns at North American telephone operating companies.

Total revenues for access network electronics (ANE) products were $20 million, down 36% on a constant currency basis over the prior-year quarter. Revenue growth, as compared to the prior-year quarter, was impacted by the company's decision to discontinue sales of ANE products outside of North America, which represented revenues of approximately $9.5 million for the second quarter of 1998. Revenues from sales of ANE products in North America declined 14% when compared to those of the year-ago quarter, primarily due to calendar year-end purchasing slowdowns at North American telephone operating companies. The company expects strong revenue growth in North America in the second half of fiscal 1999, resulting in an overall moderate growth rate for the year in this region.

Revenues from sales of cable accessories for energy networks totaled $67 million, down 3% on a constant currency basis from the year-ago quarter. Sales volume improved in North America, but was weak elsewhere, particularly in emerging markets in Eastern Europe and Russia.

Revenues from commercial and industrial sales of electric heat-tracing systems and corrosion prevention products were $68 million, down 6% on a constant currency basis from the year-ago quarter. A modest increase in sales of corrosion prevention products was more than offset by declines in sales of electric heat-tracing systems, compared to a strong prior-year quarter.

The segment's operating income as a percentage of revenues in the second quarter of 1999 was 16% compared with 23% in the year-ago quarter. The reduction in operating income as a percentage of revenues was primarily caused by price reductions across most of the segment's product lines, a continued shift in product mix toward products that have lower profit margins, and lower absorption of fixed manufacturing costs resulting from lower production levels.

Segment revenues for the six months ended December 31, 1998, were $486 million, down 6% on a constant currency basis from the same period in the prior year. The primary causes of the decline in revenues were lower sales volumes and price declines in most of the segment's product lines. The year-to-date operating income as a percentage of revenues was 18% compared to 24% in the prior-year period, primarily reflecting declines in gross profits.


ACQUISITION

On October 1, 1998, the company completed the acquisition of the telecommunications business of Plasticos Mondragon S.A. (Mondragon) in Spain for a cash purchase price of approximately $41 million. The Mondragon telecommunications business manufactures and supplies components for connecting, insulating, and protecting copper and fiber-optic telephone networks. The Mondragon acquisition was accounted for using the purchase method of accounting for business combinations. The excess of purchase price over the fair value of the net assets acquired (goodwill) was approximately $34 million and is being amortized on a straight-line basis over 15 years. The results of Mondragon are included in the company's financial statements beginning as of October 1, 1998. Pro forma adjustments giving effect to the Mondragon acquisition as if it had occurred at the beginning of fiscal 1998 and 1999 would not have had a material effect on the company's consolidated financial statements.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company is in the process of reassessing current business segment reporting to determine if changes in reporting will be required in adopting this new standard. The disclosures prescribed by FAS 131 will first be included in the company's 1999 annual report.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the company had $227 million in cash and cash equivalents and $583 million in unused credit facilities, of which $455 million are committed facilities. The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends, and share repurchases, and for potential acquisitions.

The following table presents certain measures of liquidity and capital resources:

                                                            DECEMBER 31,     June 30,
(dollars in millions)                                          1998           1998
                                                               ----           ----
Debt net of cash                                               $390           $247
Debt net of cash as a percent of stockholders' equity            50%            29%
Days' sales outstanding                                          68             62
Days' sales in inventory                                        103            104


The increase in debt net of cash was primarily due to share repurchases. During the first six months of 1999, the company repurchased 5.9 million shares of the company's Common Stock for $185 million.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

SIX MONTHS ENDED DECEMBER 31,                              1998            1997
(dollars in millions)

Cash provided by (used in):
    Operating activities                                  $ 139           $ 102
    Investing activities                                    (95)            (46)
    Financing activities                                     83             (61)
Effect of exchange rate changes on cash
    and cash equivalents                                      8              (3)
                                                          -----           -----
Increase (decrease) in cash and cash equivalents          $ 135           $  (8)
                                                          =====           =====

OPERATING ACTIVITIES

Cash provided by operating activities during the six months ended December 31, 1998, was $139 million. The increase from 1998 was primarily the result of the absence of employee bonus payments in the first half of fiscal 1999, compared to $29 million in the comparable prior-year period. In addition, the change reflects improvements in inventory management as compared to the six months ended December 31, 1997. In 1999, the company expects the U.S. tax provision to exceed cash tax payments by an amount in the range of $15 to $30 million. The difference results primarily from tax benefits that were reported in the financial statements in 1996, 1997 and 1998, that will be realized in cash through reduced payments in 1999 and thereafter.

INVESTING ACTIVITIES

Net cash used in investing activities during the six months ended December 31, 1998, was $95 million, of which $51 million was used for capital expenditures. In addition, during the second quarter of 1999, the company completed the Mondragon acquisition for a cash purchase price of $41 million. Cash used in investing activities during the six months ended December 31, 1997 included $49 million of capital expenditures and $8 million in proceeds from the sale of property.

FINANCING ACTIVITIES

Net cash provided by financing activities during the six months ended December 31, 1998, was $83 million. During the first six months of 1999, the company repurchased 5.9 million shares of the company's Common Stock for $185 million. During the comparable period in 1998, the company repurchased 2.9 million shares for $136 million. Spending on share repurchases was partially funded by increased borrowings.

In October, 1998, the company issued notes in the amount of $400 million. The notes mature on October 15, 2008 and bear interest at a rate of 7.20% per annum. The interest rate on the notes may increase if, prior to October 23, 2002, either Moody's Investor Services, Inc. or Standard & Poor's Rating Services reduces the rating of the notes to below investment grade. The company used part of the net proceeds from the sale of the notes to repay borrowings of $275 million outstanding under the company's $400 million revolving credit facility and to finance the company's share repurchase program. The $400 million revolving credit facility will remain available to the company until September 12, 2001. The company intends to use the remaining portion of the net proceeds from the sale of the notes for general corporate purposes, which may include further financing of the company's current share repurchase program and additional acquisitions.


YEAR 2000 DISCLOSURE

The company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, and suppliers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and
(4) implementation and testing. In addition, the company provides its customers with information on the Year 2000 project and the progress made towards Year 2000 compliance.

INFORMATION SYSTEMS. As part of an enterprisewide process reengineering commenced in fiscal 1996, the company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system (supplied by SAP America, Inc.) which has been certified to be Year 2000 compliant.

The new system will support the majority of the company's operations, including major plants in the United States and Europe. This project was undertaken without regard to possible Year 2000 issues and has not been accelerated as a result of Year 2000 issues. Therefore, the company does not expect to record Year 2000-related expenses in connection with the implementation of this system. However, this system will not be fully implemented in certain of the company's locations by the calendar year 2000. A review of the company's information systems for locations where this system will not have been implemented prior to January 1, 2000, has been completed and the company is engaged in the work necessary for the existing systems in these locations to become Year 2000 compliant.

In addition to the system described above, the company uses a different standardized enterprise information system in its Asian, Latin American, and certain other locations, and for sales-order and supply-chain activity in certain plants in North America. The company is currently in the process of implementing an upgrade for this system that the vendor (QAD Inc.) has confirmed to be Year 2000 compliant. The company expects this upgrade to be completed by the fourth quarter of fiscal 1999. Integrated testing of all critical information systems will be conducted during the current fiscal year with ongoing testing through calendar year 1999. The company's global electronic data interchange applications (through which the company communicates business transactions with certain of its customers and suppliers) is being modified to be Year 2000 compliant. This is expected to be completed by the end of February 1999. The company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to support the activities described above.

Based on the current status of the assessments and remediation plans made to date, the company expects total Year 2000 related external costs pertaining to its information systems to be between $5 million and $7 million.

PRODUCTS. The company has assessed the capabilities of most of its products sold to customers and has developed remediation plans for most of its noncompliant products. Based on the assessments made to date, only a small number of the company's products are affected by Year 2000 issues. The company intends to make the products that it will continue to sell Year 2000 compliant during the third quarter of fiscal 1999 and to make upgrades available for certain other products. Year 2000 costs related to the company's products are not expected to be material.

OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date has not yielded any major areas of concern. The assessment process is expected to be completed by the end of February 1999. During the second quarter of fiscal 1999, the company started to develop remediation plans. Based on the assessments and remediation plans made to date, the company expects Year 2000 related external costs pertaining to its operations and infrastructure to range between $3 million and $4 million.

SUPPLIERS. The company continues to evaluate its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the company's operations. The company has recently completed an assessment of its key suppliers. Although the company does not anticipate any business disruptions based on the assurances made by these suppliers, the company will continue to assess and monitor key suppliers through the year 2000 transition period.

CUSTOMERS. The company established a Global Year 2000 Desk at its headquarters in California to handle all customer requests for compliance and survey information, and for other general information related to the company's Year 2000 programs.

GENERAL AND RISK FACTORS. Although the company expects that the Year 2000 project will be completed in a timely manner to prevent any significant disruptions of business, unforeseen risks and delays may cause disruption in manufacturing, order processing and distribution services or lead to additional costs. The company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure, for which the company is reviewing the need of contingency planning that may be required.

Based on the status of the assessments made and remediation plans developed to date, the company is not in a position to state the total cost of remediation of all Year 2000 issues. Internal costs incurred for the Year 2000 project are not being tracked; they principally consist of payroll and related costs. The company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the company has not yet completed all of its assessments, developed remediation or contingency plans for all problems, or completely implemented or tested its remediation plans.

As the Year 2000 project continues, the company may discover additional Year 2000 problems; may not be able to develop, implement, or test remediation or contingency plans; or may find that the costs of these activities exceed current expectations and become material. In many cases, the company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the company. If the company fails to satisfactorily resolve Year 2000 issues in a timely manner, it could be exposed to claims by third parties.

The company is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and to address and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company.


EURO DISCLOSURE

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the euro as their common legal currency.

The company is currently assessing the impact of the introduction of the euro on its business and is taking steps to mitigate risks and to identify opportunities related to the euro. These steps include reevaluating pricing and purchasing strategies in the new economic environment and evaluating the capability of the company's information systems to support the company's operations with respect to euro transactions during the transition period from January 1, 1999 through January 1, 2002. The company's existing information systems are capable of processing transactions in euro, such as sales and order activities. The company is in the process of implementing a fully euro-compliant enterprise information system for the operations impacted.

The use of the euro has simplified the company's foreign exchange and hedging activities. Although the company will continue to evaluate the impact of the euro introduction, based on currently available information, management does not believe that the introduction of the euro will have a material adverse impact on the company's financial condition or results of operations. Total costs associated with the introduction of the euro are not expected to be material and will be expensed to operations as incurred. See also "Problems associated with the euro conversion" under "Forward-looking statements and risk factors" in this report on Form 10-Q.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this quarterly report on Form 10-Q that are not statements of historical fact, including statements regarding revenue; gross profit and earnings trends; tax provisions, tax payments, and tax rates; financial goals; litigation matters; acquisitions; restructuring actions; Year 2000 readiness; euro compliance; currency fluctuations; economic trends; and the business environment are forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include those described below and elsewhere in this report on form 10-Q, as well as risk factors included in the company's annual report on Form 10-K for the year ended June 30, 1998, on file with the Securities and Exchange Commission.

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

COMPETITION AND FAILURE TO ACHIEVE PRODUCTIVITY IMPROVEMENTS MAY REDUCE THE PROFITABILITY OF THE COMPANY. The company sells its products in highly competitive markets, and the company's competitors include some of the largest companies in the world. Even when the company has strong intellectual property protection for its products, other products, sometimes based on lower-cost technologies, compete with the company's products. In some of the company's markets, prices trend downward over time, such as the market for circuit protection devices. Although the company has productivity improvement initiatives to attain the improvements in manufacturing and design necessary to remain competitive and to keep the company's gross profits from declining, there can be no assurance that the company will be able to attain the productivity improvements necessary to maintain or improve the company's gross profits. In addition, these trends may be exacerbated by weaker demand for the company's products caused by economic turmoil in many regions where the company sells its products.

CONDITIONS IN INTERNATIONAL AND EMERGING MARKETS MAY AFFECT THE COMPANY'S RESULTS. International and emerging markets provide the company with significant growth opportunities. However, these markets are volatile and subject to events which could adversely affect the company's financial results, such as:

        -       periodic economic downturns in different regions of the world,

        -       changes in trade policies or tariffs,

        -       political instability, and

        -       fluctuations in exchange rates.

The deterioration of economic conditions in certain Asian countries and emerging markets in Russia, Eastern Europe and Latin America may increase pressure on the company to reduce prices and reduce the ability of the company's customers to purchase the company's products. Such conditions may therefore cause revenues or gross profits to fall below the company's expectations. In addition, continuing economic recession may lead to the cancellation of orders, further pressure to reduce prices, difficulty in collecting receivables owed to the company, or other factors that may adversely affect the company's financial results.

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

PROBLEMS ASSOCIATED WITH YEAR 2000. As more fully described under "Year 2000 Disclosure", the company is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and to address, and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company. Additionally, the company may acquire businesses that are not Year 2000 compliant, which may cause disruptions to the company's operations or lead to additional costs.

PROBLEMS ASSOCIATED WITH THE EURO CONVERSION. As described under "Euro Disclosure", the company is continuing to evaluate the impact of the introduction of the euro. There can be no assurance that all problems will be identified or corrected in time to prevent material adverse consequences to the company's financial condition or results of operations. In addition, the existence of a uniform currency across much of Europe may affect the company's pricing policies, which may adversely impact the company's margins.

IMPLEMENTATION OF NEW INFORMATION SYSTEMS COULD CAUSE BUSINESS DISRUPTIONS. In 1996, the company began an enterprisewide process reengineering and information-system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core data and information systems with a fully integrated, enterprise information system. It will cover most of the company's major manufacturing sites and sales locations. The change in systems and processes is substantial. During implementation of this new system, the change could cause delays in:

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

OTHER MARKET FORCES CAN ADVERSELY AFFECT THE DEMAND FOR THE COMPANY'S PRODUCTS. Changing market circumstances, such as fluctuations in demand and the seasonality of certain product lines, may affect the company's operating results. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change. For example:

        - the telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until they resolve technology issues more clearly,

        - foreign countries are privatizing many electric power utilities, which may affect the purchasing policies of these utility companies.

These types of market forces may adversely affect the company's operations and financial performance.

CUSTOMER CONCENTRATION FOR ACCESS NETWORK ELECTRONICS PRODUCTS MAY AFFECT SALES OF THOSE PRODUCTS. The company no longer pursues sales of its access network electronics products outside of North America. Because these products are sold to operators of large telecommunication systems, the customers and potential customers for these products are now limited to the relatively few operators of such systems in North America. A decision by one of these customers not to purchase the company's access network electronics products, or to delay the purchase of these products, could have a material impact on the company's sales of these products or the growth rate of such sales.

GEOGRAPHIC AND PRODUCT MIX CHANGES AND PRICE REDUCTIONS MAY AFFECT THE COMPANY'S RESULTS OF OPERATIONS. The company's results of operations vary by product line and by geographic region. Changes in the company's geographic or product mix of sales may therefore affect the company's gross profits. In addition, reductions in pricing to end customers may also affect the company's gross profits.

THE COMPANY'S ANNUAL EFFECTIVE TAX RATE IS DIFFICULT TO ESTIMATE. The company determines its provision for income taxes based on the company's level of profitability in each jurisdiction in which it is subject to tax. It is difficult for the company to predict the geographic distribution and level of profitability in each jurisdiction. The company's geographic distribution and level of profitability may therefore vary from forecasts. This type of variance could cause the company's estimated annual effective tax rate in interim quarters to vary from the actual annual effective tax rate for the year, or could cause variances in projections of cash required for tax payments.

REALIZATION OF ANY OF THESE RISKS MAY AFFECT THE COMPANY'S PERFORMANCE. Because of the foregoing risks, in addition to other risks that affect the company's operating results and financial position, investors should:

        - not consider past financial performance or management's expectations a reliable indicator of future performance, and

        - not use historical trends to anticipate results or trends in future periods.

In that regard, the company's results of operations and financial condition could be adversely affected by a number of risks in addition to those discussed above, including overall economic conditions and lower than expected demand.

Further, the company's stock price is subject to volatility. Any of the risks previously discussed could have an adverse effect on the company's stock price. In addition, the company's stock price could be adversely affected if the company's revenues or earnings in any quarter fail to meet the investment community's expectations, or if there are broader, negative market trends.

NO DUTY TO UPDATE. The company does not undertake an obligation to update its forward-looking statements or risk factors to reflect changes in events or circumstances.

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE

(a) The company held its Annual Meeting of Stockholders on November 6, 1998.

(b) The following directors were elected:

                                                                   Votes
               Name                         Votes in favor       withheld
               ----                         --------------       --------
               Richard Dulude               68,804,577           1,134,069
               James F. Gibbons             68,801,899           1,136,746
               Richard A. Kashnow           68,697,754           1,240,892
               John P. McTague              68,833,669           1,104,977
               Dean O. Morton               68,802,258           1,136,387
               Isaac Stein                  68,770,692           1,167,953
               Chang-Lin Tien               68,826,118           1,112,527
               Cyril J. Yansouni            68,833,861           1,104,785

(c) The following other matter was voted upon:

        Ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the company and its subsidiaries for fiscal year 1999.

               Affirmative votes:           69,814,456
               Negative votes:                  82,218
               Abstentions:                     42,971


ITEM 5:  OTHER INFORMATION

On October 30, 1998, the company announced that its board of directors elected Sanjay Kasturia and Emily Liggett as vice presidents. Kasturia, 38, is director of advanced technology for Raychem's telecommunications, energy and industrial business segment. Liggett, 43, serves Raychem as president of Elo TouchSystems, Inc..

On December 17, 1998, the company announced that its board of directors elected Mark S. Frey and Alan Clarke as vice presidents. Frey, 45, is the vice president finance for Raychem's Electronics OEM components business segment. Clarke, 45, is the vice president and general manager of Raychem's telecommunications business in the telecommunications, energy and industrial business segment.

In December 1998, Deidra Barsotti, formerly vice president and corporate controller, assumed the role of vice president finance for Raychem's telecommunications, energy and industrial business segment. Raymond Sims, senior vice president and chief financial officer has assumed the additional roles of acting corporate controller and chief accounting officer.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Index to Exhibits

            EXHIBIT NO.              DESCRIPTION
                4(a)    Rights Agreement, dated as of December 11, 1998(1)

                10(z)   Underwriting agreement between the company and Morgan
                        Stanley & Co. Incorporated, Chase Securities Inc., J.P.
                        Morgan Securities Inc., and NationsBanc Montgomery
                        Securities LLC. (2)

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                The company filed two Current Reports on Form 8-K during the quarter ended December 31, 1998.

                The report filed on October 20, 1998, reported that the company entered into an underwriting agreement with Morgan Stanley & Co. Incorporated, Chase Securities Inc., J.P. Morgan Securities Inc., and NationsBanc Montgomery Securities LLC for an underwritten offering of $400,000,000 aggregate principal amount of its 7.20% Notes due October 15, 2008.

                The report filed on December 11, 1998, reported on the adoption by the board of directors of a Stockholder Rights Plan to replace the company's existing Stockholder Rights Plan, which expires on February 13, 1999.

















(1) Filed as an exhibit to the company's Current Report on Form 8-K dated December 11, 1998, (File No 2-15299) and incorporated by reference.

(2) Filed as an exhibit to the company's Current Report on Form 8-K dated October 20, 1998, (File No 2-15299) and incorporated by reference.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            RAYCHEM CORPORATION
                                               (Registrant)



Date:  February 5, 1999                     /s/ RAYMOND J. SIMS
                                       -------------------------------
                                              Raymond J. Sims
                                         Senior Vice President and
                                          Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit #          Description
   27              Financial Data Schedule


