Form 10-Q
period 1999-03-31
RAYCHEM CORP
filed 1999-05-17
CIK 82206

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              Yes [X]    No [ ]


As of April 27, 1999, the registrant had outstanding 77,284,866 shares of Common Stock, $1.00 par value.


================================================================================

                               RAYCHEM CORPORATION

                               INDEX TO FORM 10-Q


                                                                                 Page Number

PART I.       FINANCIAL INFORMATION

    Item 1:   Financial Information

              Consolidated Condensed Statement of Income for
              the three and nine months ended March 31, 1999 and 1998                  1

              Consolidated Condensed Balance Sheet at
              March 31, 1999 and June 30, 1998                                         2

              Consolidated Condensed Statement of Cash Flows for
              the nine months ended March 31, 1999 and 1998                            3

              Notes to Consolidated Condensed Financial
              Statements                                                               4

     Item 2:  Management's Discussion and Analysis
              of Financial Condition and Results of Operations                        11


PART II.      OTHER INFORMATION

     Item 1:  Legal Proceedings                                                       25

     Item 5:  Other Information                                                       26

     Item 6:  Exhibits and Reports on Form 8-K                                        26


SIGNATURES                                                                            27

                               RAYCHEM CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         MARCH 31,                            MARCH 31,
(in thousands except per share data)                              1999               1998              1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $  444,931         $  445,162        $1,343,022        $1,367,310

Cost of goods sold                                                244,612            232,558           725,944           696,640

Research and development expense                                   25,579             26,091            74,482            81,603

Selling, general, and administrative expense                      122,258            117,776           368,664           353,816

Loss on minority investment                                          --               11,973              --              11,973

Interest expense, net                                               7,936              3,831            19,919             9,501

Other (income) expense, net                                        (1,867)               179               123             4,381
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                         46,413             52,754           153,890           209,396

Provision for income taxes                                         13,166             13,189            50,783            52,349
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                     $   33,247         $   39,565        $  103,107        $  157,047
================================================================================================================================

Earnings per share--basic                                      $     0.43         $     0.47        $     1.31        $     1.85

Average number of shares outstanding--basic                        77,190             84,143            78,891            84,952
--------------------------------------------------------------------------------------------------------------------------------

Earnings per share--assuming dilution                          $     0.43         $     0.46        $     1.29        $     1.81

Average number of shares outstanding--assuming dilution            77,766             85,878            79,758            86,970
--------------------------------------------------------------------------------------------------------------------------------

Dividends per share                                            $     0.09         $     0.08        $     0.25        $     0.22
================================================================================================================================


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET


------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
 (in thousands except share data)                                   MARCH 31, 1999       June 30, 1998
------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                        $   210,985         $    92,667
     Accounts receivable, net                                             369,775             325,039
     Inventories:
        Raw materials                                                      80,587              90,874
        Work in process                                                    49,411              64,143
        Finished goods                                                    126,871             123,931
                                                                      --------------------------------
    Total inventories                                                     256,869             278,948
    Prepaid taxes                                                          35,972              38,350
    Other current assets                                                  113,329             110,593
------------------------------------------------------------------------------------------------------
Total current assets                                                      986,930             845,597
------------------------------------------------------------------------------------------------------
Property, plant, and equipment                                          1,200,300           1,147,923
    Less accumulated depreciation and amortization                        701,692             668,737
------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                        498,608             479,186
------------------------------------------------------------------------------------------------------
Deferred tax assets                                                       186,143             186,595
Other assets                                                              129,480             107,977
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 1,801,161         $ 1,619,355
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                           $    49,033         $   181,284
     Accounts payable                                                      83,673              82,901
     Compensation and benefits                                             69,269              56,878
     Other accrued liabilities                                             91,109              88,914
     Income taxes                                                          68,064              62,871
     Current maturities of long-term debt                                  10,363               6,574
------------------------------------------------------------------------------------------------------
Total current liabilities                                                 371,511             479,422
------------------------------------------------------------------------------------------------------
Long-term debt                                                            547,903             151,488
------------------------------------------------------------------------------------------------------
Deferred tax liabilities                                                   24,035              27,762
------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                96,392              92,257
------------------------------------------------------------------------------------------------------
Minority interests                                                         10,239               8,784
------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred Stock, $1.00 par value
        Authorized: 15,000,000 shares;  Issued: none                         --                  --
    Common Stock, $1.00 par value
        Authorized: 150,000,000 shares
        Issued: 90,015,261 and 90,028,103 shares, respectively             90,015              90,028
    Additional contributed capital                                        425,051             425,477
    Retained earnings                                                     734,829             665,753
    Accumulated other comprehensive losses                                (34,251)            (26,778)
    Treasury Stock, at cost (12,778,879 and 7,144,399
        shares, respectively)                                            (459,987)           (290,320)
    Other                                                                  (4,576)             (4,518)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                751,081             859,642
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,801,161         $ 1,619,355
======================================================================================================


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31,                                                           1999              1998
(in thousands)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                     $ 103,107         $ 157,047
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Payments for restructurings and divestitures                            (12,242)          (17,715)
              Loss on minority investment                                                --              11,973
              Net gain on sale of intellectual property and other assets                 (875)             (896)
              Depreciation and amortization                                            66,331            61,049
              Deferred income tax provision (benefit)                                   3,727            (6,290)
              Changes in certain assets and liabilities, net of effects from acquisitions, restructurings and divestitures:
                      Accounts receivable                                             (33,172)          (15,828)
                      Inventories                                                      26,667           (38,563)
                      Accounts payable and accrued liabilities                         25,038           (16,152)
                      Income taxes                                                      4,269            27,518
                      Other assets and liabilities                                      3,746             2,592
---------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                        186,596           164,735
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Investment in property, plant, and equipment                                     (79,135)          (77,133)
     Disposition of property, plant, and equipment                                        784             8,347
     Cost of acquisitions, net of cash acquired                                       (43,791)             --
     Investments in and advances to affiliated companies                                 --             (15,300)
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                           (122,142)          (84,086)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net (payments of) proceeds from short-term debt                                 (134,769)          101,367
     Proceeds from long-term debt                                                     458,358             2,450
     Payments of long-term debt                                                       (66,396)           (6,651)
     Repurchases of Common Stock                                                     (210,355)         (192,033)
     Issuance of Common Stock under employee benefit plans                             25,793            47,348
     Proceeds from repayments of stockholder notes receivable                             398               431
     Cash dividends                                                                   (19,710)          (18,752)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                               53,319           (65,840)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
     and cash equivalents                                                                 545            (4,489)
---------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 118,318            10,320
Cash and cash equivalents at beginning of period                                       92,667            86,583
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 210,985         $  96,903
===============================================================================================================

Supplemental Disclosures
Cash paid for:
     Interest (net of amounts capitalized)                                          $  15,127         $  13,162
     Income taxes (net of refunds)                                                     42,876            31,232
===============================================================================================================


See accompanying notes to consolidated condensed financial statements.

                               RAYCHEM CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STATEMENT OF ACCOUNTING PRESENTATION
In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, including normal recurring accruals, necessary to present fairly the results of operations for the three and nine months ended March 31, 1999 and 1998, the financial position as of March 31, 1999, and the cash flows for the nine months ended March 31, 1999 and 1998. The June 30, 1998 balance sheet is derived from the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended June 30, 1998. The results of operations for the three and nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain prior-period amounts have been reclassified to conform with the 1999 financial statement presentation.


BUSINESS SEGMENTS
Revenues and operating income by business segment were as follows:

-------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 MARCH 31,                                MARCH 31,
(in thousands)                            1999                1998                1999                1998
-------------------------------------------------------------------------------------------------------------

REVENUES
    Electronics OEM components        $   214,781         $   208,441         $   626,904         $   611,678
    Telecommunications, energy
        and industrial                    230,150             236,721             716,118             755,632
-------------------------------------------------------------------------------------------------------------

Total revenues                        $   444,931         $   445,162         $ 1,343,022         $ 1,367,310
=============================================================================================================

OPERATING INCOME
    Electronics OEM components        $    33,554         $    37,032         $    96,021         $   116,939
    Telecommunications, energy
        and industrial                     33,520              38,661             121,475             164,695
    Corporate group expenses              (14,592)            (18,929)            (43,564)            (58,356)
-------------------------------------------------------------------------------------------------------------

Total operating income                $    52,482         $    56,764         $   173,932         $   223,278
=============================================================================================================


For discussion of segment revenues and operating income, see the section entitled "Business Segments" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report on Form 10-Q.

EARNINGS PER SHARE
The following table presents the computation of earnings per share--basic and earnings per share--assuming dilution.

-----------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       MARCH 31,                       MARCH 31,
(in thousands except per share data)                             1999            1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------
Net income available to stockholders (numerator)               $ 33,247        $ 39,565        $103,107        $157,047
=======================================================================================================================

Shares calculation (denominator):
    Average shares outstanding--basic                            77,190          84,143          78,891          84,952
    Effect of dilutive securities:
       Potential Common Stock relating to stock options
            and employee stock purchase plan                        576           1,735             867           2,018
-----------------------------------------------------------------------------------------------------------------------

    Average shares outstanding--assuming dilution                77,766          85,878          79,758          86,970
=======================================================================================================================

Earnings per share--basic                                      $   0.43        $   0.47        $   1.31        $   1.85
Earnings per share--assuming dilution                          $   0.43        $   0.46        $   1.29        $   1.81
=======================================================================================================================

Options to purchase 5,271,000 shares of Common Stock at prices ranging from $24.63 to $47.94 per share were outstanding during the quarter ended March 31, 1999, but were not included in the computation of earnings per share--assuming dilution because the options' exercise prices were greater than the average market price of the common shares. These options expire between April 2006 and February 2009.


FINANCIAL INSTRUMENTS
Net gains from forward exchange contracts used to cover receivables and payables totaled $0.4 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively. Net gains and losses from forward exchange contracts totaled a $1.7 million loss and a $7.3 million gain for the nine months ended March 31, 1999 and 1998, respectively. The company incurred a total net foreign exchange gain of $0.5 million and a net loss of $0.1 million for the three months ended March 31, 1999 and 1998, respectively. The company incurred a total net foreign exchange gain of $0.9 million and a net loss of $0.7 million for the nine months ended March 31, 1999 and 1998, respectively. These realized and unrealized gains and losses are included in "Other (income) expense, net." The total amount of foreign exchange exposure covered was $85 million at March 31, 1999. The company covers exposures that arise from trade and intercompany receivables and payables, intercompany loans in non-functional currencies, and net monetary assets in certain foreign countries with the U.S. dollar as functional currency. These exposures are primarily in Japanese yen (50% of net contract value), Euro (16%), and Saudi riyals (7%).

The company does not cover non-functional currency translation and transaction exposures in countries whose currencies do not have a liquid, cost-effective forward market available for hedging, or where the company's exposed position and the perceived currency environment render a hedge inadvisable. Such exposures at March 31, 1999, included $10 million in net receivables and payables in non-functional currencies and none in net monetary assets in foreign countries with the U.S. dollar as functional currency.


MARKETABLE SECURITIES
Marketable securities are classified as available for sale and carried at fair value as determined by quoted market prices. The aggregate fair value of marketable securities held at March 31, 1999, was $5.3 million. Gross unrealized holding losses were $0.1 million as of March 31, 1999, and are included, net of tax, as a component of "Accumulated other comprehensive losses."


LONG-TERM DEBT
Long-term debt consists of the following:

--------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,        June 30,
(in thousands)                                                                          1999            1998
--------------------------------------------------------------------------------------------------------------
7.20% notes due 2008                                                                  $398,756        $   --
1.49% to 9.66% notes payable to banks, and
    other debt requiring payments in varying
    amounts, through 2017                                                               51,350          45,980
Secured debt requiring varying semiannual
    payments from January 1997 through December 2006 (interest rate fluctuates semiannually and was 5.04% and 5.64% at March 31, 1999 and June 30, 1998,
    respectively)                                                                      108,160         112,082
--------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                   558,266         158,062
Less current maturities                                                                 10,363           6,574
--------------------------------------------------------------------------------------------------------------
Long-term portion                                                                     $547,903        $151,488
==============================================================================================================

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

RESTRUCTURING AND DIVESTITURES
The company incurred a pretax restructuring charge of $28 million in the fourth quarter of 1998 (the 1998 restructuring). The restructuring actions included write-downs of inventory and machinery and equipment related to discontinued products and operations, severance costs for the reorganization of certain business segments, and severance costs associated with moving certain manufacturing facilities to lower-cost locations. As a result of the 1998 restructuring, approximately 116 positions will be eliminated. As of March 31, 1999, 107 employees have separated from the company due to the 1998 restructuring. The company expects the majority of the 1998 restructuring actions to be completed by the end of the current fiscal year. Certain actions, such as the relocation of manufacturing facilities, may extend to the following fiscal year.

The following table, which includes the 1998 restructuring as well as prior restructurings, presents the company's restructuring reserves as of March 31, 1999:

-------------------------------------------------------------------------------------------------------
                           EMPLOYEE         ASSET
(in thousands)               COSTS        WRITE-DOWNS         LEASES            OTHER           TOTAL
-------------------------------------------------------------------------------------------------------
Reserve Balances,
    June 30, 1998          $ 22,318         $ 13,062         $     89         $  3,348         $ 38,817
Cash payments                (9,924)            --                (89)          (2,521)         (12,534)
Non-cash items                 (793)         (12,011)            --               (571)         (13,375)
-------------------------------------------------------------------------------------------------------
RESERVE BALANCES,
     MARCH 31, 1999        $ 11,601         $  1,051         $      0         $    256         $ 12,908
=======================================================================================================


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


REPURCHASE OF COMMON STOCK
In July 1997, the board of directors authorized the company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. During the nine months ended March 31, 1999, the company repurchased 6.8 million shares of its Common Stock for $210 million and reissued
1.2 million shares, leaving 12.8 million shares in treasury stock at March 31, 1999.

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

The components of comprehensive income, net of tax, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                        1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------
Net income                                         $  33,247         $  39,565         $ 103,107         $ 157,047
Other comprehensive (loss) income:
    Net change in unrealized (loss) gain on
         available-for-sale securities                (1,970)              (75)           (4,091)            2,811
    Foreign currency translation adjustment          (30,942)           (5,867)           (3,382)          (20,702)
------------------------------------------------------------------------------------------------------------------
Comprehensive income                               $     335         $  33,623         $  95,634         $ 139,156
==================================================================================================================


CONTINGENCIES
The company and its subsidiaries are parties to lawsuits or may in the future become parties to lawsuits involving various types of commercial claims, including, but not limited to, product liability, unfair competition, antitrust, breach of contract, and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the company. The company maintains various levels of insurance to apply to product liability and certain other claims in excess of deductibles. There is no assurance that litigation will not have an adverse effect on the company's financial position or results of operations. The company's major litigation matters as of March 31, 1999, are described below.

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Many of the claims asserted in the company's state action were consolidated with Bourns' federal action against the company. On March 9, 1998, this case was transferred from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial for Bourns' action against the company commenced on June 16, 1998. During the sixth week of the trial, due to the length of the proceeding, the Judge bifurcated the company's trade secret action against Bourns for trial at a later date. On August 10, 1998, the trial of Bourns' action against the company ended with a jury verdict that awarded Bourns $64 million in damages. In September, 1998, the company filed motions with the court to set aside the jury's verdict, to reduce the damages, and to ask for a new trial on the grounds that the verdict is contrary to the evidence presented at trial and is incorrect as a matter of law and that the jury's damage award bears no relationship to the market segment to which the verdict was directed. On April 28, 1999, the court entered an order denying the company's motion for judgment as a matter of law, but granting the company's motion for a new trial limited to the issue of damages on the grounds that the jury's award was excessive. The court's order also confirmed that any damages awarded to Bourns must be limited solely to the primary lithium battery market, and must be reduced to the extent necessary to reflect the effects of the company's lawful competition in this market. In addition to the new damages trial, the company intends to continue with the trial of its theft of trade secrets case against Bourns. Under applicable U.S. antitrust law, damages awarded against the company will be trebled. A successful antitrust plaintiff is also entitled to recover certain fees and expenses. Following completion of the new damages and the trade secrets trial, the company intends to appeal the decision of the court denying the company's motion for judgment as a matter of law regarding the antitrust issues. No new trial date has been set. Due to the foregoing, the company has not accrued any liability with respect to this litigation.

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

On December 22, 1997, the company was joined, through a third party complaint brought by defendant Herman Goldner Co., Inc., in an action entitled Zoological Society of Philadelphia v. Barber-Coleman et al. in the Philadelphia County Court of Common Pleas. This action is based on a fire at the Philadelphia Zoo in December, 1995, which damaged the Zoo's House of Primates building and killed 23 of its primates. The complaint originally filed by the Zoological Society of Philadelphia attributed the cause of the fire to a valve manufactured by defendant Barber-Coleman and installed by the Herman Goldner Co. Herman Goldner filed a third party complaint against the company, alleging that the company's heating cable caused the fire. The Zoo's original claim in this action was the subrogated claim of its insurer for $6 million. During the third quarter of fiscal 1999, the Zoo has indicated an intent to pursue its uninsured loss, which it claims will total approximately $16 million. The trial date has been set for February 7, 2000. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

Four separate state actions based on essentially the same facts, alleging wrongful distributor termination and antitrust claims, have been consolidated in the Superior Court of San Mateo County, California, Unit Process Company, et al.
v. Raychem Corporation, et al. The dismissal in the United States District Court, Northern District of California, of an action alleging essentially the same facts was affirmed by the Ninth Circuit Court of Appeals in 1996. On February 25, 1998, the Superior Court granted the Company's motion to dismiss this lawsuit, with leave to the plaintiffs to amend certain of their claims. In February, 1999, second amended complaints were filed by the plaintiffs in this case. The company is evaluating the second amended complaints and has obtained an extension of time to respond. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

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

                               RAYCHEM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     MARCH 31,                   MARCH 31,
(in millions except per share data)             1999          1998          1999          1998
------------------------------------------------------------------------------------------------
Revenues                                      $    445      $    445      $  1,343      $  1,367
------------------------------------------------------------------------------------------------
Pretax income                                 $     46      $     53      $    154      $    209
Provision for income taxes                          13            13            51            52
------------------------------------------------------------------------------------------------
Net income                                    $     33      $     40      $    103      $    157
================================================================================================
Earnings per share--assuming dilution         $   0.43      $   0.46      $   1.29      $   1.81
================================================================================================
Average number of shares outstanding--
     assuming dilution                            77.8          85.9          79.8          87.0
================================================================================================


REVENUES

Revenues for the third quarter of 1999 were $445 million, unchanged from the year-ago quarter. On a constant currency basis, revenues declined by 2%, primarily due to price reductions and slower volume growth in some of the company's business lines.

----------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
(percentage change over prior-year period)             MARCH 31, 1999               MARCH 31, 1999
----------------------------------------------------------------------------------------------------
Change in components of reported revenue:
    Growth in volumes, net of
         product mix changes(a)                               3%                           3%
    Effect of price reductions(a)                            (5%)                         (5%)
----------------------------------------------------------------------------------------------------
Change in constant currency revenue                          (2%)                         (2%)
    Effect of exchange rate changes                           2%                           0%
----------------------------------------------------------------------------------------------------
Change in reported revenue                                    0%                          (2%)
====================================================================================================

(a)Management estimate.

Although pricing pressures are likely to continue, the company expects revenue growth that should result in growth in the 5% to 8% range for the next fiscal year.

On a constant currency basis, third-quarter revenues were up 8% in Asia and essentially flat in Europe compared with the year-ago quarter. Revenues declined by 5% in North America and by 7% in the rest of the world.

GROSS PROFIT, OPERATING EXPENSES, AND PRETAX INCOME

-------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
(percentage of revenues)                                1999         1998            1999          1998
-------------------------------------------------------------------------------------------------------
Gross profit                                             45%          48%             46%           49%
-------------------------------------------------------------------------------------------------------
Selling, general, and administrative expense             27%          26%             27%           26%
-------------------------------------------------------------------------------------------------------
Research and development expense                          6%           6%              6%            6%
-------------------------------------------------------------------------------------------------------
Pretax income                                            10%          12%             11%           15%
-------------------------------------------------------------------------------------------------------

Gross profit as a percentage of revenues for the third quarter of 1999 decreased to 45%, from 48% in the year-ago quarter. This decrease was primarily due to sales price reductions in several product lines and a continued shift toward product lines with lower margins.

Selling, general, and administrative expense (SG&A) as a percentage of revenues increased nominally during the third quarter of 1999, as compared with the year-ago period. On an absolute basis, quarter over quarter SG&A expense remained relatively flat in constant currencies.

Pretax income as a percentage of revenues for the third quarter of 1999 declined two percentage points versus the year-ago quarter. The primary causes of this decline were the decrease in gross profits, the increase in SG&A, and higher interest expense. Net interest expense for the third quarter of 1999 was $8 million compared with $4 million in the prior-year quarter. The increase was primarily due to the increased level of borrowings outstanding during the period. In addition, pretax income for the third quarter of 1998 included a nonrecurring charge of $12 million ($9 million after tax), reflecting the write-off of goodwill, cash advances, and other assets related to Raychem's investment in Superconducting Core Technologies, Inc. (SCT), which ceased commercial operations in early March 1998.

PROVISION FOR INCOME TAXES

The estimated annual effective tax rate for fiscal year 1999 was reduced to 33% in the third quarter from 35% in the previous two quarters. This adjustment in the fiscal year 1999 estimated annual effective tax rate resulted in the inclusion of a catch-up reduction of $2 million in the current quarter's tax provision. The adjustment in the tax rate was primarily attributable to lower than expected earnings and a shift in the geographic distribution of profits. The estimated annual effective tax rate for 1998 was 25% in the year-ago quarter. The lower estimated annual effective tax rate in 1998 was attributable primarily to recognition of a U.S. deferred tax benefit.

NET INCOME AND EPS

Net income for the third quarter of 1999 was $33 million ($0.43 per share--assuming dilution), compared with net income of $40 million ($0.46 per share--assuming dilution) in the year-ago quarter. The average number of shares outstanding--assuming dilution, during the third quarter of 1999, decreased to
77.8 million from 85.9 million in the prior-year quarter, due to the company's share repurchase program.

BUSINESS SEGMENTS

During the fourth quarter of 1998, the company realigned its businesses by combining the former telecommunications and energy networks segment and the commercial and industrial infrastructure segment into the telecommunications, energy and industrial business segment. The company's financial results are now reported as two business segments, described below, and the corporate group.

ELECTRONICS OEM COMPONENTS

This business segment serves original equipment manufacturers (OEMs) in transportation, defense, and a wide range of commercial electronics industries.

--------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
(dollars in millions)                                   1999         1998            1999          1998
--------------------------------------------------------------------------------------------------------
Revenues                                                $215         $208            $627          $612
--------------------------------------------------------------------------------------------------------
Constant currency revenue growth                           1%          15%              2%           16%
--------------------------------------------------------------------------------------------------------
Operating income                                        $ 34         $ 37            $ 96          $117
--------------------------------------------------------------------------------------------------------

Third-quarter revenues for the electronics OEM components business segment were $215 million, up 1% on a constant currency basis from the year-ago quarter, reflecting a widespread slowdown in the electronics components industry.

Revenues from sales of interconnect products--including wire, cable, heat-shrinkable tubing, marking systems, connectors, and other devices--were $125 million, down 1% on a constant currency basis from the year-ago quarter. Strong growth in sales to commercial aerospace customers was offset by weak demand for electronic products. In addition, shipments to electronics components distributors declined as they continued to reduce inventories.

Sales of circuit protection products were $57 million, down 4% on a constant currency basis from the year-ago quarter. Strengthening demand from battery and computer customers helped to push up unit volumes to a record annualized run rate of 1.5 billion parts. A 10% increase in unit volumes from the strong year-ago quarter was offset by a 13% decline in average selling prices, reflecting overall electronics industry trends.

Elo TouchSystems' revenues grew to $32 million, up 19% on a constant currency basis from the year-ago quarter, reflecting strong performance in Europe and Asia due to growth in sales of touch products for point-of-sale and kiosk applications.

The segment's operating income as a percentage of revenues in the third quarter of 1999 was 16%, compared with 18% in the year-ago quarter. The reduction in operating income as a percentage of revenues was primarily the result of pricing pressures on electronics components, particularly for circuit protection products.

Segment revenues for the nine months ended March 31, 1999, were $627 million, up 2% on a constant currency basis from the same period in the prior year. Increased unit volumes were partially offset by reductions in average selling prices. The year-to-date operating income as a percentage of revenues was 15%, compared with 19% in the prior-year period, primarily reflecting declines in gross profits (resulting from price declines and mix changes) and increased SG&A expense.

TELECOMMUNICATIONS, ENERGY AND INDUSTRIAL

This business segment serves operators of telecommunications, power, gas, and water utilities; and industrial plants and pipelines.

--------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
(dollars in millions)                                   1999         1998            1999          1998
--------------------------------------------------------------------------------------------------------
Revenues                                                $230        $ 237            $716          $756
--------------------------------------------------------------------------------------------------------
Constant currency revenue (decline) growth                (4%)          3%             (5%)           7%
--------------------------------------------------------------------------------------------------------
Operating income                                        $ 34        $  39            $121          $165
--------------------------------------------------------------------------------------------------------

Third-quarter revenues for the telecommunications, energy and industrial business segment were $230 million, down 4% on a constant currency basis from the year-ago quarter, reflecting generally weak industrial demand outside North America.

Revenues from the sale of telecommunications products, including copper- and fiber-based network accessories were $87 million, down 4% on a constant currency basis from the year-ago quarter. Continuing double-digit growth in fiber-optic components was offset by reduced demand for copper cable accessories.

Revenues for access network electronics (ANE) products were $27 million, down 20% on a constant currency basis over the prior-year quarter. Revenue growth was impacted by the company's decision in 1998 to discontinue sales of ANE products outside of North America, which represented revenues of approximately $4 million for the third quarter of 1998. Revenues from sales of ANE products in North America declined 11% when compared with a strong year-ago quarter. The company expects strong ANE revenue growth in North America in the fourth quarter of fiscal 1999, resulting in essentially flat ANE revenues for the year in this region.

Revenues from sales of cable accessories for energy networks totaled $62 million, up 1% on a constant currency basis from the year-ago quarter. Sales gains in Asia and North America were offset by declines in Eastern Europe and Russia, where economic conditions contributed to sales declines.

Revenues from the sale of heat-tracing and corrosion-prevention products and services were $55 million, up 2% on a constant currency basis from the year-ago quarter. Improvements in heat-tracing sales were offset by sales declines in corrosion prevention products due to a slowdown in oil industry projects.

The segment's operating income as a percentage of revenues in the third quarter of 1999 was 15% compared with 16% in the year-ago quarter. The primary reason for the reduction in operating income as a percentage of revenues was lower profit margins resulting from product mix changes and competitive pricing pressures. The operating income for the third quarter of 1998 included a nonrecurring charge of $12 million, reflecting the write-off of Raychem's investment in SCT.

Segment revenues for the nine months ended March 31, 1999, were $716 million, down 5% on a constant currency basis from the same period in the prior year. The primary causes of the decline in revenues were lower sales volumes and price declines in most of the segment's product lines. The year-to-date operating income as a percentage of revenues was 17% compared with 22% in the prior-year period, primarily reflecting declines in gross profits resulting from changes in mix and price declines across most of the segment's product lines. Operating income for the nine months ended March 31, 1998, included a nonrecurring charge of $12 million, reflecting the write-off of Raychem's investment in SCT.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives should be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The company plans to adopt FAS 133 in the first quarter of fiscal 2000. The company expects that its adoption will not have a material effect on the company's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1999, the company had $211 million in cash and cash equivalents and $609 million in unused credit facilities, of which $486 million are committed facilities. The combination of cash and cash equivalents, available lines of credit, and future cash flows from operations is expected to be sufficient to satisfy substantially all of the company's needs for anticipated capital expenditures, working capital, dividends, and share repurchases, and for potential acquisitions.

The following table presents certain measures of liquidity and capital resources:

-----------------------------------------------------------------------------------------------------
                                                                            MARCH 31,        June 30,
(dollars in millions)                                                         1999             1998
-----------------------------------------------------------------------------------------------------
Debt net of cash                                                              $396             $247
-----------------------------------------------------------------------------------------------------
Debt net of cash as a percent of stockholders' equity                           53%              29%
-----------------------------------------------------------------------------------------------------
Days' sales outstanding                                                         69               62
-----------------------------------------------------------------------------------------------------
Days' sales in inventory                                                       102              104
-----------------------------------------------------------------------------------------------------

The increase in debt net of cash was primarily due to increased borrowings used in part to fund the company's share repurchase program. During the first nine months of 1999, the company repurchased 6.8 million shares of the company's Common Stock for $210 million.

The table below summarizes the company's cash flows from operating, investing, and financing activities:

-----------------------------------------------------------------------------------------------------
NINE MONTHS ENDED MARCH 31,                                                    1999             1998
(dollars in millions)
-----------------------------------------------------------------------------------------------------
Cash provided by (used in):
     Operating activities                                                      $ 187            $165
     Investing activities                                                       (122)            (84)
     Financing activities                                                         53             (66)
Effect of exchange rate changes on cash
     and cash equivalents                                                          0              (5)
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                          $ 118            $ 10
=====================================================================================================

OPERATING ACTIVITIES

Net cash provided by operating activities during the nine months ended March 31, 1999, was $187 million, up from $165 million in the prior-year period. The increase from 1998 primarily reflected reduced inventory levels and the absence of employee bonus payments in 1999 (compared with $29 million in the comparable prior-year period), partially offset by increased levels of accounts receivable. In 1999, the company expects the U.S. tax provision to exceed cash tax payments by an amount in the range of $5 million to $15 million. The difference results primarily from tax benefits that were reported in the financial statements in 1996, 1997, and 1998, which will be realized in cash through reduced payments in 1999 and thereafter.

INVESTING ACTIVITIES

Net cash used in investing activities during the nine months ended March 31, 1999, was $122 million, of which $79 million was used for capital expenditures. In October 1998, the company completed the acquisition of the telecommunications business of Plasticos Mondragon for a cash purchase price of $41 million. Cash used in investing activities during the nine months ended March 31, 1998, included $77 million of capital expenditures, partially offset by $8 million in proceeds from the sale of property, plant and equipment. In addition, in 1998 the company made an investment of $10 million in cash related to an alliance with Tadiran Telecommunications Ltd. This investment was sold for $12.5 million in late March 1999. The proceeds from the sale were collected in April 1999.

FINANCING ACTIVITIES

Net cash provided by financing activities during the nine months ended March 31, 1999, was $53 million. In July 1997, the board of directors authorized the company's management, at its discretion, to repurchase up to $300 million of the company's stock during any fiscal year. During the first nine months of 1999, the company repurchased 6.8 million shares of the company's Common Stock for $210 million. During the comparable period in 1998, the company repurchased 4.4 million shares for $192 million. Spending on share repurchases was partially funded by increased borrowings.

In October 1998, the company issued notes in the amount of $400 million. The notes mature on October 15, 2008, and bear interest at a rate of 7.20% per annum. The interest rate on the notes may increase if, prior to October 23, 2002, either Moody's Investor Services, Inc. or Standard & Poor's Rating Services reduces the rating of the notes to below investment grade. The company used part of the net proceeds from the sale of the notes to repay borrowings of $275 million outstanding under the company's $400 million revolving credit facility and to finance the company's share repurchase program. The $400 million revolving credit facility will remain available to the company until September 12, 2001.


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

INFORMATION SYSTEMS. As part of an enterprisewide process reengineering commenced in fiscal 1996, the company is replacing a substantial portion of its existing information systems with a fully integrated, enterprise information system (supplied by SAP America, Inc.), which has been certified to be Year 2000 compliant. The new system will support the majority of the company's operations, including major plants in the United States and Europe. This project was undertaken without regard to possible Year 2000 issues and has not been accelerated as a result of Year 2000 issues. Therefore, the company does not expect to record Year 2000-related expenses in connection with the implementation of this system. However, this system will not be fully implemented in certain of the company's locations by the calendar year 2000. A review of the company's information systems for locations where this system will not have been implemented prior to January 1, 2000, has been completed and the company is engaged in the work necessary for the existing systems in these locations to become Year 2000 compliant.

In addition to the system described above, the company uses a different standardized enterprise information system in its Asian, Latin American, and certain other locations, and for sales-order and supply-chain activity in certain plants in North America. The company is currently in the process of implementing an upgrade for this system that the vendor (QAD Inc.) has confirmed to be Year 2000 compliant. The company expects this upgrade to be completed by the end of the fourth quarter of fiscal 1999. Integrated testing of all critical information systems will be conducted during the current fiscal year with ongoing testing through calendar year 1999. The company's global electronic data interchange applications (through which the company communicates business transactions with certain of its customers and suppliers) has been modified to be Year 2000 compliant. This task was completed as planned in the third quarter of fiscal 1999. The company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to support the activities described above.

Based on the current status of the assessments and remediation plans made to date, the company expects total Year 2000 related external costs pertaining to its information systems to be between $5 million and $7 million.

PRODUCTS. The company has assessed the capabilities of its products sold to customers and has developed remediation plans or replacements for almost all of its noncompliant products. Based on the assessments made to date, only a small number of the company's products are affected by Year 2000 issues. With one exception, all of the products that the company will continue to sell have been made Year 2000 compliant. The remaining non-compliant item is expected to be compliant by the first quarter of fiscal 2000. Year 2000 costs related to the company's products are not expected to be material.

OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the company have been inventoried and assessed for Year 2000 compliance. This assessment has not yielded any major areas of concern. During the third quarter of fiscal 1999, the company continued to develop remediation plans. Based on remediation plans made to date, the company expects Year 2000 related external costs pertaining to its operations and infrastructure to range between $4 million and $5 million.

The first phase of contingency plan development is underway and will focus on critical elements of the supply chain that have not completed remediation and/or replacement activity. A global contingency plan is expected to be completed by June 30, 1999.

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

CUSTOMERS. The company has a Global Year 2000 Desk at its headquarters in California to handle all customer requests for compliance and survey information, and for other general information related to the company's Year 2000 programs.

GENERAL AND RISK FACTORS. Although the company expects that the Year 2000 project will be completed in a timely manner to prevent any significant disruptions of business, unforeseen risks and delays may cause disruption in manufacturing, order processing and distribution services or lead to additional costs.

Because the company has less control over assessing and remediating the year 2000 problems of third parties, the company believes its most reasonably likely worst-case scenario would relate to the failure of services provided by third parties such as electrical power, telecommunication services, transportation and shipping services. The company's production and distribution of products is conducted through a network of domestic and foreign facilities. Each location relies on local suppliers for electricity, water, and other needed supplies. The failure of electricity and transportation services -- particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest -- would be a worst-case scenario that would shut down the affected facilities. The company is not in a position to identify or to avoid all possible third-party scenarios; however, the company is currently assessing scenarios to mitigate their impact, if they were to occur.

Based on the status of the assessments made and remediation plans developed to date, the company is not in a position to state the total cost of remediation of all Year 2000 issues. Internal costs incurred for the Year 2000 project are not being tracked; they principally consist of payroll and related costs. The company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the company has not yet developed remediation or contingency plans for all problems, or completely implemented or tested its remediation plans.

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

The company is continuing to evaluate Year 2000-related risks and to design and implement corrective actions. The risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and to address and can result in material adverse consequences to the company. Even if the company, in a timely manner, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company. See also "Problems associated with Year 2000" under "Forward-looking statements and risk factors" in this Report on Form 10-Q.


EURO DISCLOSURE

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the euro as their common legal currency.

The company is currently assessing the impact of the introduction of the euro on its business and is taking steps to mitigate risks and to identify opportunities related to the euro. These steps include reevaluating pricing and purchasing strategies in the new economic environment and evaluating the capability of the company's information systems to support the company's operations with respect to euro transactions during the transition period from January 1, 1999, through January 1, 2002. The company's existing information systems are capable of processing transactions in euro, such as sales and order activities. The company is in the process of implementing a fully euro-compliant enterprise information system for the operations impacted.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this Report on Form 10-Q that are not statements of historical fact, including statements regarding revenue; gross profit, earnings and pricing trends; tax provisions, tax payments, and tax rates; financial goals; litigation matters; acquisitions; restructuring actions; Year 2000 readiness; euro compliance; currency fluctuations; economic trends; and the business environment are forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include those described below and elsewhere in this Report on Form 10-Q, as well as risk factors included in the company's Annual Report on Form 10-K for the year ended June 30, 1998, on file with the Securities and Exchange Commission.

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

COMPETITION AND FAILURE TO ACHIEVE PRODUCTIVITY IMPROVEMENTS MAY REDUCE THE PROFITABILITY OF THE COMPANY. The company sells its products in highly competitive markets, and the company's competitors include some of the largest companies in the world. Even when the company has strong intellectual property protection for its products, other products, sometimes based on lower-cost technologies, compete with the company's products. In some of the company's markets, prices trend downward over time, such as the market for circuit protection devices. Although the company has productivity improvement initiatives to attain the improvements in manufacturing and design necessary to remain competitive and to keep the company's gross profits from declining, there can be no assurance that the company will be able to attain the productivity improvements necessary to maintain or improve the company's gross profits. In addition, these trends may be exacerbated by weaker demand for the company's products caused by economic conditions in many regions where the company sells its products.

CONDITIONS IN INTERNATIONAL AND EMERGING MARKETS MAY AFFECT THE COMPANY'S RESULTS. International and emerging markets provide the company with significant growth opportunities. However, these markets are volatile and subject to events which could adversely affect the company's financial results, such as:

        o       periodic economic downturns in different regions of the world,
        o       changes in trade policies or tariffs,
        o       political instability, and
        o       fluctuations in exchange rates.

The economic conditions in certain Asian countries and emerging markets in Russia, Eastern Europe and Latin America may increase pressure on the company to reduce prices and reduce the ability of the company's customers to purchase the company's products. Such conditions may therefore cause revenues or gross profits to fall below the company's expectations. In addition, economic recession may lead to the cancellation of orders, further pressure to reduce prices, difficulty in collecting receivables owed to the company, or other factors that may adversely affect the company's financial results.

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

IMPLEMENTATION OF NEW INFORMATION SYSTEMS COULD CAUSE BUSINESS DISRUPTIONS. In 1996, the company began an enterprisewide process reengineering and information-system implementation to redesign the company's supply chain and other key business processes. This system will replace the company's core data and information systems with a fully integrated, enterprise information system. It will cover most of the company's major manufacturing sites and sales locations. The change in systems and processes is substantial. During implementation of this new system, the change could cause delays in:

        o       order processing,
        o       shipments of products,
        o       invoicing, and
        o       the accumulation and analysis of financial data.

There can be no assurance that these delays, if they occur, will not have an adverse effect on the company's operating results or financial position.

LITIGATION IS UNPREDICTABLE AND COSTLY. From time to time the company or its subsidiaries, or both, become involved in lawsuits arising from various types of commercial claims, including:

        o       product liability,
        o       unfair competition,
        o       antitrust,
        o       breach of contract,
        o       environmental, and
        o       intellectual property matters.

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

NEW PRODUCTS AND ACQUISITIONS MAY NOT PRODUCE ANTICIPATED BENEFITS. The company has historically achieved part of its revenue growth by developing or acquiring new and innovative materials science technologies and products. The company remains committed to internal research and development efforts, and will continue to pursue the acquisition of new or compatible technologies and businesses as an important part of the company's growth strategy. The company also has entered into, and in the future may enter into, arrangements with other companies to expand product offerings and to enhance its own manufacturing capabilities. These arrangements may include minority equity investments in the other companies. The company cannot predict success in its research and development efforts, acquisitions of new technologies, products, or businesses, or arrangements with third parties. Accordingly, there can be no assurance that:

        o       the company will successfully realize its objectives,
        o the realization of these goals will not take longer or cost more than anticipated, or
        o there will not be unintended adverse financial or other consequences from these actions.

OTHER MARKET FORCES CAN ADVERSELY AFFECT THE DEMAND FOR THE COMPANY'S PRODUCTS. Changing market circumstances, such as fluctuations in demand and the seasonality of certain product lines, may affect the company's operating results. The company also sells certain of its products to customers in industries and countries that are experiencing periods of rapid change. For example:

        o the telecommunications industry is going through a period of rapid technological change, and customers in this industry may delay purchases of the company's products until they resolve technology issues more clearly,
        o foreign countries are privatizing many electric power utilities, which may affect the purchasing policies of these utility companies.

These and other types of market forces may adversely affect the company's operations and financial performance.

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

THE COMPANY'S ANNUAL EFFECTIVE TAX RATE IS DIFFICULT TO ESTIMATE. The company determines its provision for income taxes based on the company's expected profitability in each jurisdiction in which it is subject to tax. It is difficult for the company to predict the geographic distribution and level of profitability in each jurisdiction. The company's geographic distribution and level of profitability may therefore vary from forecasts. This type of variance could cause the company's estimated annual effective tax rate in interim quarters to vary from the actual annual effective tax rate for the year, or could cause variances in projections of cash required for tax payments.

REALIZATION OF ANY OF THESE RISKS MAY AFFECT THE COMPANY'S PERFORMANCE. Because of the foregoing risks, in addition to other risks that affect the company's operating results and financial position, investors should:

        o not consider past financial performance or management's expectations a reliable indicator of future performance, and
        o not use historical trends to anticipate results or trends in future periods.

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

                               RAYCHEM CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On December 19, 1994, the company filed a complaint entitled Raychem Corporation and Thermacon, Inc. v. Steven D. Hogge, Bourns, Inc., et al. in the Superior Court of the State of California, County of San Mateo, which alleged, among other claims, misappropriation of trade secrets. On May 2, 1995, a complaint entitled Bourns, Inc. v. Raychem Corporation was filed in the United States District Court, Central District of California, alleging antitrust law violations. Many of the claims asserted in the company's state action were consolidated with Bourns' federal action against the company. On March 9, 1998, this case was transferred from the Eastern Division of the Central District to the Western Division of the Central District and reassigned to a new judge. The trial for Bourns' action against the company commenced on June 16, 1998. During the sixth week of the trial, due to the length of the proceeding, the Judge bifurcated the company's trade secret action against Bourns for trial at a later date. On August 10, 1998, the trial of Bourns' action against the company ended with a jury verdict that awarded Bourns $64 million in damages. In September, 1998, the company filed motions with the court to set aside the jury's verdict, to reduce the damages, and to ask for a new trial on the grounds that the verdict is contrary to the evidence presented at trial and is incorrect as a matter of law and that the jury's damage award bears no relationship to the market segment to which the verdict was directed. On April 28, 1999, the court entered an order denying the company's motion for judgment as a matter of law, but granting the company's motion for a new trial limited to the issue of damages on the grounds that the jury's award was excessive. The court's order also confirmed that any damages awarded to Bourns must be limited solely to the primary lithium battery market, and must be reduced to the extent necessary to reflect the effects of the company's lawful competition in this market. In addition to the new damages trial, the company intends to continue with the trial of its theft of trade secrets case against Bourns. Under applicable U.S. antitrust law, damages awarded against the company will be trebled. A successful antitrust plaintiff is also entitled to recover certain fees and expenses. Following completion of the new damages and the trade secrets trial, the company intends to appeal the decision of the court denying the company's motion for judgment as a matter of law regarding the antitrust issues. No new trial date has been set. Due to the foregoing, the company has not accrued any liability with respect to this litigation.

On December 22, 1997, the company was joined, through a third party complaint brought by defendant Herman Goldner Co., Inc., in an action entitled Zoological Society of Philadelphia v. Barber-Coleman et al. in the Philadelphia County Court of Common Pleas. This action is based on a fire at the Philadelphia Zoo in December, 1995, which damaged the Zoo's House of Primates building and killed 23 of its primates. The complaint originally filed by the Zoological Society of Philadelphia attributed the cause of the fire to a valve manufactured by defendant Barber-Coleman and installed by the Herman Goldner Co. Herman Goldner filed a third party complaint against the company, alleging that the company's heating cable caused the fire. The Zoo's original claim in this action was the subrogated claim of its insurer for $6 million. During the third quarter of fiscal 1999, the Zoo has indicated an intent to pursue its uninsured loss, which it claims will total approximately $16 million. The trial date has been set for February 7, 2000. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.

Four separate state actions based on essentially the same facts, alleging wrongful distributor termination and antitrust claims, have been consolidated in the Superior Court of San Mateo County, California, Unit Process Company, et al.
v. Raychem Corporation, et al. The dismissal in the United States District
Court,

Northern District of California, of an action alleging essentially the same facts was affirmed by the Ninth Circuit Court of Appeals in 1996. On February 25, 1998, the Superior Court granted the Company's motion to dismiss this lawsuit, with leave to the plaintiffs to amend certain of their claims. In February, 1999, second amended complaints were filed by the plaintiffs in this case. The company is evaluating the second amended complaints and has obtained an extension of time to respond. The company believes that it has meritorious defenses to the claims asserted in this case and intends to defend itself vigorously in this matter.


ITEM 5:  OTHER INFORMATION

On February 9, 1999, the company announced that its board of directors elected Thomas Jahn, 43, as vice president and general manager of the company's worldwide energy business headquartered in Ottobrunn, Germany.

On April 23, 1999, the company announced that its board of directors has elected Jose Flahaux vice president of worldwide logistics. Flahaux, 53, will be responsible for Raychem's supply chain management and logistics network in North and South America, Europe and Asia. Flahaux will report to Frans Berthels, senior vice president for worldwide manufacturing and logistics.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Index to Exhibits

                EXHIBIT NO.                       DESCRIPTION

                  10(aa)           Key Employee Retention and Severance Plan

                    27             Financial Data Schedule


        (b)     Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          RAYCHEM CORPORATION
                                             (Registrant)




Date:  May 17, 1999                      /s/ RAYMOND J. SIMS
                             --------------------------------------------
                                            Raymond J. Sims
                                       Senior Vice President and
                                        Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------

 10(aa)           Key Employee Retention and Severance Plan

   27             Financial Data Schedule